Form 10-Q
period 2011-05-31
Laredo Resources Corp.
filed 2011-07-13
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-171457

LAREDO  RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Hero de Nacarozi #10, PO Box 177, C.P. 63732, Colonia Centtro Bucerias, Nayarit, Mexico
(Address of principal executive offices)

775-636-6937 OR 52-329-298-3649
(Registrant’s telephone number)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,570,000 shares as of July 8, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2011 (unaudited) and August 31, 2010 (audited);
F-2	Statements of Operations for the three and nine months ended May 31, 2011 and period from Inception (August 17, 2010) through May 31, 2011 (unaudited);
F-3	Statements of Stockholders’ (Deficit) Equity for period from Inception (August 17, 2010) through May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended May 31, 2011 and period from Inception (August 17, 2010) through May 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

ASSETS
	May 31 2011 (Unaudited)	August 31 2010 (Audited)
Current assets
Cash	$7,376	$27,400

Property option – Note 5	10,000	—

Total assets	$17,376	$27,400

LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,826	$6,740

Long term liabilities
Accrued interest – Notes 6 and 7	208	—
Note payable – Note 6	10,000	—
Notes payable, related party – Note 7	25,000	—
Total long term liabilities	35,208	—

Total Liabilities	$38,034	$6,740

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value
Common stock, $0.001 par value 90,000,000 shares authorized 3,570,000 shares issued and outstanding – Notes 7 and 8	3,570	3,570
Additional paid-in capital	25,083	24,415
Deficit accumulated during the exploration stage	(49,311)	(7,325)

Total stockholders’ (deficit) equity	(20,658)	20,660

Total liabilities & stockholders’ (deficit) equity	$17,376	$27,400

SEE ACCOMPANYING NOTES

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
	Three Months	Nine Months	(August 17,
	Ended	Ended	2010) to
	May 31,	May 31,	May 31,
	2011	2011	2011
Expenses
Accounting and audit	$3,232	$12,264	$12,264
Foreign exchange loss	1	(4)	781
Legal fees	2,539	19,527	25,817
Mineral property exploration costs	—	4,500	4,500
Office expenses	1,584	4,823	5,073

Operating loss before interest expense	(7,356)	(41,110)	(48,435)

Interest expense – Notes 6 and 7	(414)	(876)	(876)

Net Loss	$(7,770)	$(41,986)	$(49,311)

Basic loss per share	$(0.00)	$(0.01)	$

Weighted average number of shares outstanding - basic	3,570,000	3,570,000

SEE ACCOMPANYING NOTES

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Period from Inception (August 17, 2010) to May 31, 2011

(Stated in US Dollars)

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Shares		Common Shares		Paid-in	Exploration
	Number	Amount	Number	Amount	Capital	Stage	Total
Balance, inception (August 17, 2010)	—	$—	—	$—	$—	$—	$—

Capital stock issued to founder for cash	—	—	2,000,000	2,000	13,625	—	15,625
Capital stock issued for cash, net of commission	—	—	1,570,000	1,570	10,790	—	12,360
Net loss for the period	—	—	—	—	—	(7,325)	(7,325)

Balance, August 31, 2010	—	—	3,570,000	3,570	24,415	(7,325)	20,660

Capital contribution by president - Note 7	—	—	—	—	668	—	668
Net loss for the period	—	—	—	—	—	(41,986)	(41,986)

Balance, May 31, 2011	—	$—	3,570,000	$3,570	$25,083	$(49,311)	$(20,658)

SEE ACCOMPANYING NOTES

 LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

		From
		Inception
	Nine Months	(August 17,
	Ended	2010) to
	May 31,	May 31,
	2011	2011
Cash Flows from Operating Activities
Net loss	$(41,986)	$(49,311)
Adjustments to reconcile net loss to net cash used by operating activities
Accrued interest	208	208
Non cash interest expense – capital contribution	668	668
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,914)	2,826

Net cash used in operating activities	(45,024)	(45,609)

Cash Flows from Investing Activities
Acquisition of property option	(10,000)	(10,000)

Net cash used in investing activity	(10,000)	(10,000)

Cash Flows from Financing Activities
Capital stock issued	—	27,985
Note payable	10,000	10,000
Notes payable, related party	25,000	25,000

Net cash provided by financing activities	35,000	62,985

Net (decrease) increase in cash during the period	(20,024)	7,376

Cash, beginning of the period	27,400	—

Cash, end of the period	$7,376	$7,376

Supplemental information

Interest and taxes paid in cash	$—	$—

SEE ACCOMPANYING NOTES

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 1 Basis of Presentation

While the information presented in the accompanying May 31, 2011 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s August 31, 2010 audited financial statements (notes thereto) included in the Company’s Form S-1.

Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

Note 2 Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on August 17, 2010. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties. The Company’s year-end is August 31.

On August 31, 2010, the Company incorporated a wholly-owned subsidiary, LRE Exploration LLC, (“LRE”) in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration in the USA.

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. (Note 5)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $49,311 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 2 Nature of Operations and Ability to Continue as a Going Concern– (continued)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3 Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in US dollars. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and LRE Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on August 31, 2010. All significant inter-company transactions and balances have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at May 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At May 31, 2011, the balance did not exceed the federally insured limit.

Exploration Stage Company

The Company is an exploration stage company. All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Note 3 Summary of Significant Accounting Policies – (continued)

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period.

Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. As there are no common stock equivalents outstanding, diluted and basic loss per share are the same.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.

Note 3 Summary of Significant Accounting Policies – (continued)

Mineral Property – (continued)

In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, are recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is amortized, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As at May 31, 2011, the Company has determined no provision for ARO’s is required.

Impairment of Long- Lived Assets

The Company reviews and evaluates long- lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360- 10- 35- 17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930- 360- 35, Asset Impairment, and 360- 10 through 15- 5, Impairment or Disposal of Long- Lived Assets.

Note 4 Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.

Note 4 Financial Instruments – (continued)

The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities in management’s opinion approximate fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5 Mineral Property

	May 31,	August 31
	2011	2010
ABR Claims
Option Costs	$10,000	$—

Net cost	$10,000	$—

Note 5 Mineral Property – (continued)

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. Arbutus holds only the mineral rights to the ABR Claims as the ABR Claims are on Bureau of Land Management managed land. Consideration for the option consists of cash payments to Arbutus of totalling $90,000, and aggregate exploration expenditures of $295,000 as follows:

- Payments to Arbutus
o	$10,000 upon execution of option agreement;
o	$10,000 on or before November 30, 2011;
o	$20,000 on or before November 30, 2012; and
o	$50,000 on or before November 30, 2013.

- Exploration Expenditures
o	$15,000 in aggregate exploration expenditures prior to November 30, 2012;
o	65,000 in aggregate exploration expenditures prior to November 30, 2013; and
o	215,000 in aggregate exploration expenditures prior to November 30, 2014.

As at May 31, 2011, the Company had incurred $10,000 in acquisition costs in the form of option payments to Arbutus per the option agreement. Mineral property acquisition costs are capitalized when incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

The Company had incurred an aggregate amount of $4,500 for geological surveys, which are considered geological and geophysical costs which are expensed when incurred.

Note 6 Note Payable

On May 10, 2011, the Company issued a promissory note in the amount of $10,000 to a non related entity and received $10,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013. During the three and nine month periods ended May 31, 2011, the Company accrued $35 of interest expense in respect of this note payable.

Note 7 Related Party Transactions

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013. During the three month and nine month periods ended May 31, 2011, the Company accrued $152 and $173 of interest expense in respect of this note payable.

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000. The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012. During the three month and nine month periods ended May 31, 2011, the Company has recorded interest expense of $227 and $668. The Company also recorded a capital contribution of $668 in respect of the imputed interest charge on this note payable.

On August 19, 2010, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0078 per share for aggregate proceeds of $15,625 from the Company’s president. The subscription agreement permitted the Company to accept 200,000 Mexican Peso’s in full settlement of the share subscription. The share subscription was settled in Mexican Peso’s.

Note 8 Capital Stock

Issued:

On August 19, 2010, the Company issued 2,000,000 shares of common stock to the Company’s president at $0.0078 per share for total proceeds of $15,625.

On August 27, 2010, the Company issued 1,570,000 shares of common stock at $0.008 per share for total proceeds of $12,560 pursuant to a private placement. The Company paid commissions of $200 for net proceeds of $12,360.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Business of Company

We are an exploration stage company that intends to engage in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We, through our wholly owned subsidiary, LRE Exploration LLC, a Nevada limited liability company, (“LRE”) own an option to acquire an undivided 100% beneficial interest in a mineral claim located in Elko County, in the State of Nevada, known as the ABR Claims.  Although we hold an option to the mineral exploration rights relating to the twenty mineral claims in the ABR Claims, we do not own any real property interest in the ABR Claims or any other property.

We plan to perform basic geological work on the ABR mineral claims to identify specific drill targets on the property, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  If successful, we may enter into joint venture agreements with other companies to fund further exploration work on the ABR mineral claims.  If we are not successful in determining the presence of mineralization on the ABR claims, we may seek out other mineral claims prospects. By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be placed on the western United States. The focus of our activity will be to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.

Our strategy with the ABR mineral claims and other prospects deemed to be of higher risk or those that would require very large exploration expenditures is to present them to larger companies for joint venture.  Our joint venture strategy is intended to maximize the abilities and skills of the management group, conserve capital, and provide superior leverage for investors. If we present a property to a major company and they are not interested, we will continue to seek an interested partner.

ABR Claims

The ABR claims consist of 20 adjoining unpatented mineral claims totaling 413 acres.  Each claim is approximately 1500 feet by 600 feet.

Location and Means of Access to ABR Claims

The ARB mineral Claims are located approximately 15 miles northwest of the city of Elko, Nevada on BLM-managed land in Elko County, a county in northeastern Nevada. Access is by way of a two wheel drive road to within one-half mile of the claims. From the road, access is approximately one-half mile to the east of the road across public lands.

Power and rail facilities are available within 10 miles of the mineral claims.  Supplies and services would be obtained from Elko or Reno, Nevada.

Title to ABR Claims

In 2010 Arbutus Minerals LLC, a limited liability company organized under the laws of Nevada, staked the ABR Claims.  As a result of this staking, Arbutus possesses the right to develop the mineral rights on the ABR Claims. The ABR Claims are on BLM managed land. The annual claim payments for Bureau of Land Management managed land are $140. Arbutus is responsible for making these payments. We have entered into a property option agreement with Arbutus regarding the ABR claims the terms of which are as follows:

Property Option Agreement

Under the terms of the Property Option Agreement between Arbutus and LRE, our wholly owned mining exploration subsidiary, we acquired an option to acquire a 100% interest in the mineral rights for the ABR Claims for an initial payment of $10,000. In order to exercise the option, we must pay the following monies to Arbutus and make the following expenditures on the ABR Claims by the following dates:

Payments to Arbutus
o	$10,000 on or before November 30, 2011;
o	$20,000 on or before November 30, 2012; and
o	$50,000 on or before November 30, 2013.

Exploration Expenditures
o	$15,000 in aggregate exploration expenditures prior to November 30, 2012;
o	$65,000 in aggregate exploration expenditures prior to November 30, 2013; and
o	$215,000 in aggregate exploration expenditures prior to November 30, 2014.

Previous Operations on the ABR Claims.

To our knowledge, there have been no prior operations on these claims.

Present Condition of ABR Claims.

At present, the property does not have any plant, buildings, equipment or mining assets.

Work Completed on the ABR Claims.

No work has been performed on the ABR Claims by either us or Artubus.

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.

There is not currently any exploration on the property.  We retained Mr. Carl von Einsiedel, Bachelor of Science in Geology and Professional Geoscientist to conduct a study and produce a report on the exploration potential of the property.  He had the following recommendation:

Phase I
o	An initial assessment of the ABR Mineral Claims that should include extensive research on known occurrences in certain surrounding mountain districts and an initial reconnaissance exploration program. The estimated cost of this program is $15,000 (Phase I) and would require one year to complete.

Phase II
o	Subject to the results of the initial assessment, (Phase 1) a follow up program of detailed sampling and ground magnetic surveys would be warranted at a cost of $50,000 (Phase II) and would require one year to complete.

Phase III
o	In the event that Phase II identifies a significant altered or mineralized zone a second follow up program (Phase III) would be warranted at a cost of $150,000 and would require one year to complete.

The cumulative cost of the phases of this program is $215,000. While we have not yet commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  If we are able to raise sufficient capital, then the field work of Phase I should begin prior to the end of the 2011 calendar year.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.

No Known Presence of Reserves on the ABR Claims.

The proposed program is exploratory in nature and there are no known reserves on the property.

Rock Formations and Mineralization of Existing or Potential Economic Significance on the ABR Claims.

The ABR Claims are in an area referred to as the Independence Mountains. The Independence Mountain Range is part of the Basin and Range Province of Nevada and is a horst block consisting primarily of Paleozoic sedimentary rocks with lesser Tertiary volcanics and intrusive dikes.

Results of Operations for the three month period ended May 31, 2011, the nine month period ended May 31, 2011, and for the period from Inception (August 17, 2010) through May 31, 2011.

For the three months ended March 31, 2011, we generated gross revenue of $0. Our Operating Expenses during the three month period ended March 31, 2011 equaled $7,356, consisting of $3,232 in accounting and audit fees, $2,539 in legal fees and $1,584 in office expenses. We had no other income and Interest expense of $414 for the period. We therefore, recorded a net loss of $7,770 for the three months ended March 31, 2011.

For the nine months ended March 31, 2011, we generated gross revenue of $0. Our Operating Expenses during the nine month period ended March 31, 2011 equaled $41,110, consisting of $19,527 in legal fees, $12,264 in accounting and audit fees, $4,823 in office expenses and $4,500 in mineral property exploration costs. We had no other income and Interest expense of $876 for the period. We therefore, recorded a net loss of $41,986 for the nine months ended May 31, 2011.

For the period from Inception (August 17, 2010) through May 31, 2011, we generated gross revenue of $0. Our Operating Expenses during the period from Inception (August 17, 2010) through May 31, 2011 equaled $48,435, consisting primarily of $25,817 in legal fees, $12,264 in accounting and audit fees, $5,073 in office expenses and $4,500 in mineral property exploration costs. We had no other income and Interest expense of $876 for the period. We therefore, recorded a net loss of $49,311 for the period from Inception (August 17, 2010) through May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2011, we had total current assets of $7,376 as compared to $27,400 for the year ended August 31, 2010. We had $2,826 in current liabilities as of May 31, 2011 as compared to $6,740 for the year ended August 31, 2010. Thus, we had working capital surplus of $4,550 as of May 31, 2011 as compared to $20,660 as of August 31, 2010.

Net cash used in operating activities was $45,024 for the nine months ended May 31, 2011 and $45,609 for the period from Inception (August 17, 2010) through May 31, 2011. Our main sources of cash for the period from Inception (August 17, 2010) through May 31, 2011 were from the sale of our common stock which generated $27,985 and issuance of notes payable which generated $35,000.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have limited capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ruth Cruz Santos.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO RESOURCES, CORP.

Date:	July 13, 2011

By:	/s/ Ruth Cruz Santos Ruth Cruz Santos
Title:	Chief Executive Officer and Director

