Form 10-K
period 2011-08-31
Laredo Resources Corp.
filed 2011-11-22
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-171547

LAREDO RESOURCES CORP
(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hero de Nacarozi #10, PO Box 177, C.P. 63732, Colonia Centtro Bucerias, Nayarit, Mexico	_________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 775-636-6937 OR 52-329-298-3649

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,570,000 shares as of November 16, 2011.

PART I

Item 1. Business

Company Overview

We were incorporated on August 17, 2010, under the laws of the state of Nevada. We are an exploration stage company that intends to engage in the exploration of mineral properties.

On November 30, 2010, our wholly owned subsidiary, LRE Exploration LLC, a Nevada limited liability company, (“LRE”) entered into a Property Option Agreement (the “Property Option Agreement”) with Arbutus Minerals LLC (“Arbutus”) to acquire an option to purchase a 100% interest in the 20 ABR mineral claims (the “ABR Claims”). Although we hold an option to the mineral exploration rights relating to the twenty mineral claims in the ABR Claims, we do not own any real property interest in the ABR Claims or any other property.

Our Business

We intend to conduct mineral exploration activities on the ABR Claims in order to assess whether the claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold, silver, lead, zinc, copper, tungsten and barite. The mineral exploration program, consisting of surface reconnaissance, and geological mapping and sampling, is oriented toward defining drill targets on mineralized zones within the ABR Claims.

We have not conducted any mining or exploration, aside from the aforementioned geological report on the ABR Claims. We are an exploration stage company, no proven commercial reserves have been identified on the ABR Claims and there is no assurance that a commercially viable mineral deposit currently exists on the ABR Claims. Additionally, we do not possess sufficient funds to complete our exploration program of the ABR claims. Ms. Ruth Cruz Santos, our president and director, does not have any training as a geologist or an engineer. As a result, our management may lack certain skills that are advantageous in managing an exploration company.  In addition, neither Ms. Santos, nor our consulting geologist, Mr. von Einsiedel, has visited the property.  As a result, we face an enhanced risk that, upon physical examination of the ABR Claims property, no commercially viable deposits of minerals will be located.

Item 2. Properties

ABR  Claims - the State of Nevada, Elko County

The ABR mineral Claims are located approximately 15 miles northwest of the city of Elko, Nevada, on BLM-managed land in Elko County, a county in northeastern Nevada. Access is by way of a 2 wheel drive road to within ½ mile of the claims. From the road, access is approximately ½ mile to the east of the road across public lands.

The ABR claims consist of 20 adjoining unpatented mineral claims totaling 413 acres. Each claim is approximately 1,500 feet by 600 feet.

Burner
Good Hope
Divide
Scraper Springs
Rock Creek
Tuscarora
Independence Mountains
225
Gold Circle
Beaver
Ivanhoe
Bootstrap
Merrimac
Coal Mine
LAREDO RESOURCES
ABR PROPERTY
Swales Mountain
Lynn
AREA RESEARCHED
Elko
Elko
229
Maggie Creek
Carlin
Huntington
KEY
Metallic districts
Nonmetallic districts
LAREDO RESOURCES CORP.
ABR PROPERTY, ELKO COUNTY, NEVADA
NE NEVADA PROJECT LOCATOR MAP
SHOWING MINING DISTRICTS
DATE: 2010 11 25
SCALE: 1:500,000
PROJECTION: NAD 27 ZONE 11
DRAWN BY: DORIAN LESLIE
FIGURE NO:
2A

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common equity. We intend to apply through a market maker for quotation of our common stock on the FINRA Over-The-Counter Bulletin Board.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 16, 2011, we had 3,570,000 shares of our common stock issued and outstanding, held by forty-two (42) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

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

Location and Means of Access to ABR Claims

The ABR mineral Claims are located approximately 15 miles northwest of the city of Elko, Nevada on BLM-managed land in Elko County, a county in northeastern Nevada. Access is by way of a two wheel drive road to within one-half mile of the claims. From the road, access is approximately one-half mile to the east of the road across public lands.

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

Property Option Agreement

Under the terms of the Property Option Agreement between Arbutus and LRE, our wholly owned mining exploration subsidiary, we acquired an option to acquire a 100% interest in the mineral rights for the ABR Claims for an initial payment of $10,000. On October 18, 2011, LRE entered into an extension agreement with Arbutus to amend the terms of the Property Option Agreement. In order to exercise the option, we must pay the following monies to Arbutus and make the following expenditures on the ABR Claims by the following dates:

Payments to Arbutus
*	$10,000 on or before May 31, 2012;
*	$20,000 on or before November 30, 2012; and
*	$50,000 on or before November 30, 2013.

Exploration Expenditures
*	$15,000 in aggregate exploration expenditures prior to November 30, 2012;
*	$65,000 in aggregate exploration expenditures prior to November 30, 2013; and
*	$215,000 in aggregate exploration expenditures prior to November 30, 2014.

Previous Operations on the ABR Claims.

To our knowledge, there have been no prior operations on these claims.

Present Condition of ABR Claims.

At present, the property does not have any plant, buildings, equipment or mining assets.

Work Completed on the ABR Claims.

No work has been performed on the ABR Claims by either us or Arbutus.

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.

Although, there is not currently any exploration on the property, we have incurred $4,500 for geological surveys.  We retained Mr. Carl von Einsiedel, Bachelor of Science in Geology and Professional Geoscientist to conduct a study and produce a report on the exploration potential of the property.  He had the following recommendation:

Phase I
*

An initial assessment of the ABR Mineral Claims that should include extensive research on known occurrences in certain surrounding mountain districts and an initial reconnaissance exploration program.  The estimated cost of this program is $15,000 (Phase I) and would require one year to complete.

Phase II
*

Subject to the results of the initial assessment, (Phase 1) a follow up program of detailed sampling and ground magnetic surveys would be warranted at a cost of $50,000 (Phase II) and would require one year to complete.

Phase III
*	In the event that Phase II identifies a significant altered or mineralized zone a second follow up program (Phase III) would be warranted at a cost of $150,000 and would require one year to complete.

The cumulative cost of the phases of this program is $215,000.  While we have not yet commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  If we are able to raise sufficient capital, then the field work of Phase I should begin in the late spring of the 2012 calendar year.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.

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

Results of Operations for the Year Ended August 31, 2011, the Period From Inception (August 17, 2010) to August 31, 2010 and the Period From Inception (August 17, 2010) to August 31, 2011

We have had no revenue for the year ended August 31, 2011, the period from Inception (August 17, 2010) through August 31, 2010 and the period from Inception (August 17, 2010) through August 31, 2011. Our operating expenses for the year ended August 31, 2011, the period from Inception (August 17, 2010) through August 31, 2010 and the period from Inception (August 17, 2010) through August 31, 2011, were $55,378, $7,325 and $62,703 respectively.

The primary expenses for the year ended August 31, 2011 were legal fees of $26,034, audit and accounting fees of $15,328 and office expenses of $6,380. The primary expense for the period from Inception (August 17, 2010) through August 31, 2010 was legal fees of $6,290. The primary expenses for the period from Inception (August 17, 2010) through August 31, 2011 were legal fees of $32,324, audit and accounting fees of $15,328 and office expenses of $6,630.

We recorded a net loss of $56,789 for the year ended August 31, 2011, $7,325 the period from Inception (August 17, 2010) through August 31, 2010 and $64,114 for the period from Inception (August 17, 2010) through August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $4,542. Our total current liabilities as of August 31, 2011 were $10,260. Thus had a working capital deficit of $5,718 as of August 31, 2011.

Operating activities used $55,443 in net cash from Inception (August 17, 2010) through August 31, 2011. Our net loss of $64,114 from Inception (August 17, 2010) through August 31, 2011 was the primary negative component of our operating cash flow. Financing activities generated net cash of $66,985 during this same period consisting of $39,000 of proceeds from related party payables and $27,985 in proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $64,114 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2011 and 2010;
F-3

Statements of Operations for the year ended August 31, 2011, the period from Inception (August 17, 2010) through August 31, 2010 and the period from Inception (August 17, 2010) through August 31, 2011;

F-4	Statement of Stockholders’ Equity (Deficit) from Inception (August 17, 2010) to August 31, 2011;
F-5

Statements of Cash Flows for the year ended August 31, 2011, the period from Inception (August 17, 2010) through August 31, 2010 and the period from Inception (August 17, 2010) through August 31, 2011;

F-6	Notes to Financial Statements

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Laredo Resources Corp.

We have audited the accompanying consolidated balance sheets of Laredo Resources Corp. and subsidiary (An Exploration Stage Company) as of August 31, 2011 and 2010 and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the year ended August 31, 2011, from inception (August 18, 2010) through August 31, 2010, and from inception (August 18, 2010) through August 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laredo Resources Corp. and subsidiary (An Exploration Stage Company) as of August 31, 2011 and 2010 and the results of its operations and cash flows for the year ended August 31, 2011, from inception (August 18, 2010) through August 31, 2010, and from inception (August 18, 2010) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

October 24, 2011

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	August 31,
ASSETS	2011	2010

Current assets
Cash	$ 1,542	$ 27,400
Prepaid expenses	3,000	-
Total current assets	4,542	27,400

Property option - Note 4	10,000	-

Total assets	$ 14,542	$ 27,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 10,260	$ 6,740
Total current liabilities	10,260	6,740

Long term liabilities
Accrued interest - Note 5	516	-
Note payable, related party - Note 5	39,000	-
Total long term liabilities	39,516	-

Total liabilities	$ 49,776	$ 6,740

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
90,000,000 shares authorized
3,570,000 shares issued and outstanding - Notes 5 and 6	3,570	3,570
Additional paid-in capital	25,310	24,415
Deficit accumulated during the exploration stage	(64,114)	(7,325)
Total stockholders’ equity (deficit)	(35,234)	20,660

Total liabilities and stockholders’ equity (deficit)	$ 14,542	$ 27,400

SEE ACCOMPANYING NOTES.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		From	From
		Inception	Inception
		(August 17,	(August 17,
	Year Ended	2010) to	2010) to
	August 31,	August 31,	August 31,
	2011	2010	2011

Expenses
Accounting and audit	$ 15,328	$ -	$ 15,328
Foreign exchange (gain) loss	(4)	785	781
Legal fees	26,034	6,290	32,324
Mineral property exploration costs	4,500	-	4,500
Office expenses	6,380	250	6,630
Transfer and filing fees	3,140	-	3,140

Operating loss before interest expense	(55,378)	(7,325)	(62,703)

Interest expense - Note 5	(1,411)	-	(1,411)

Net loss	$ (56,789)	$ (7,325)	$ (64,114)

Basic loss per share	$ (0.02)	$ (0.00)	$

Weighted average number of shares outstanding - basic	3,570,000	2,162,857

SEE ACCOMPANYING NOTES.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (August 17, 2010) to August 31, 2011

(Stated in US Dollars)

						Deficit
					Additional	Accumulated
					Paid-in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$ -	-	$ -	$ -	$ -	$ -

Capital stock issued to founder for cash	-	-	2,000,000	2,000	13,625	-	15,625
Capital stock issued for cash, net of commission	-	-	1,570,000	1,570	10,790	-	12,360
Net loss for the period	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010	-	-	3,570,000	3,570	24,415	(7,325)	20,660

Capital contribution by president - Note 5	-	-	-	-	895	-	895
Net loss for the period	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011	-	$ -	3,570,000	$ 3,570	$ 25,310	$ (64,114)	$ (35,234)

SEE ACCOMPANYING NOTES.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

		From	From
		Inception	Inception
		(August 17,	(August 17,
	Year Ended	2010) to	2010) to
	August 31,	August 31,	August 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$ (56,789)	$ (7,325)	$ (64,114)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	895	-	895
Changes in operating assets and liabilities:
Accrued interest	516	-	516
Prepaid expenses	(3,000)	-	(3,000)
Accounts payable and accrued liabilities	3,520	6,740	10,260

Net cash used in operating activities	(54,858)	(585)	(55,443)

Cash Flows from Investing Activities
Acquisition of property option	(10,000)	-	(10,000)

Net cash used in investing activity	(10,000)	-	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	27,985	27,985
Notes payable, related party	39,000	-	39,000

Net cash provided by financing activities	39,000	27,985	66,985

Net (decrease) increase in cash during the period	(25,858)	27,400	1,542

Cash, beginning of the period	27,400	-	-

Cash, end of the period	$ 1,542	$ 27,400	$ 1,542

Supplemental information

Interest and taxes paid in cash	$ -	$ -	$ -

SEE ACCOMPANYING NOTES.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 1  Nature of Operations and Ability to Continue as a Going Concern

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

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. (Note 4)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $64,114 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at August 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At August 31, 2011, the balance did not exceed the federally insured limit.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies - (continued)

Mineral Property - (continued)

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies - (continued)

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of August 31, 2011, the Company has determined no provision for ARO’s is required.

Impairment of Long- Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360- 0 through 15-5, Impairment or Disposal of Long- Lived Assets.

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Foreign Currency Translation - (continued)

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  As there are no common stock equivalents outstanding, diluted and basic loss per share are the same.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 2  Summary of Significant Accounting Policies - (continued)

Stock-based Compensation

The Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption.

Comprehensive Income

The Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources.

Note 3  Financial Instruments

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

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 3  Financial Instruments - (continued)

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable in management’s opinion approximate fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4  Mineral Property

	August 31,
	2011	2010
ABR Claims
Option Costs	$ 10,000	$ -

Net cost	$ 10,000	$ -

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada.  Arbutus holds only the mineral rights to the ABR Claims as the ABR Claims are on Bureau of Land Management managed land.  Consideration for the option consists of cash payments to Arbutus totalling $90,000, and aggregate exploration expenditures of $295,000 as follows:

·	Payments to Arbutus
*	$10,000 upon execution of option agreement;
*	$10,000 on or before November 30, 2011 (extended to May 31, 2012);
*	$20,000 on or before November 30, 2012; and
*	$50,000 on or before November 30, 2013.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 4  Mineral Property - (continued)

·	Exploration Expenditures
*	$15,000 in aggregate exploration expenditures prior to November 30, 2012;
*	$65,000 in aggregate exploration expenditures prior to November 30, 2013; and
*	$215,000 in aggregate exploration expenditures prior to November 30, 2014.

As at August 31, 2011, the Company had incurred $10,000 in acquisition costs in the form of option payments to Arbutus per the option agreement. Mineral property acquisition costs are capitalized when incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

As at August 31, 2011, the Company had incurred an aggregate amount of $4,500 for geological surveys, which are considered geological and geophysical costs which are expensed when incurred.

Note 5  Related Party Transactions

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the year ended August 31, 2011, the Company accrued $6 (2010 - $nil) of interest expense in respect of this note payable.

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the year ended August 31, 2011, the Company accrued $324 (2010 - $nil) of interest expense in respect of this note payable.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 5  Related Party Transactions – (continued)

On May 10, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the year ended August 31, 2011, the Company accrued $186 (2010 - $nil) of interest expense in respect of this note payable.

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the year ended August 31, 2011, the Company has recorded interest expense of $895 (2010 - $nil). The Company also recorded a capital contribution of $895 during the fiscal year ended August 31, 2011 in respect of the imputed interest charged on this note payable.

On August 19, 2010, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0078 per share for aggregate proceeds of $15,625 from the Company’s president.  The subscription agreement permitted the Company to accept 200,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

Note 6  Capital Stock

Issued:

On August 19, 2010, the Company issued 2,000,000 shares of common stock to the Company’s president at $0.0078 per share for total proceeds of $15,625.

On August 27, 2010, the Company issued 1,570,000 shares of common stock at $0.008 per share for total proceeds of $12,560 pursuant to a private placement.  The Company paid commissions of $200 for net proceeds of $12,360.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 7  Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

		From Inception
		(August 17, 2010)
	Year Ended	to
	August 31,	August 31,
	2011	2010

Basic statutory and state income tax rate	35.0%	35.0%

Approximate loss before income taxes	$ 56,789	$ 7,325

Expected approximate tax recovery on net loss, before income tax	$ 19,900	$ 2,600
Valuation allowance	(19,900)	(2,600)

Deferred income tax recovery	$ -	$ -

Significant components of the Company’s deferred tax assets and liabilities are as follows:

		From Inception
		(August 17, 2010)
	Year Ended	to
	August 31,	August 31,
	2011	2010

Deferred income tax assets
Non-capital losses carried forward	$ 22,500	$ 2,600
Less: valuation allowance	(22,500)	(2,600)

Deferred income tax assets	$ -	$ -

At August 31, 2011, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $64,114 which are available to reduce taxable income in future years.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

(Stated in US Dollars)

Note 7  Income Taxes - (continued)

These losses expire as follows:

Year of Expiry	Amount

2030	$ 7,325
2031	$ 56,789

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8  Subsequent Events

On September 13, 2011, the Company issued a promissory note of $15,000 to the Company’s president and received $15,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.

On October 18, 2011, the Company entered into an extension agreement with Arbutus Minerals LLC to extend the $10,000 property option payment from November 30, 2011 to May 31, 2012.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director and her age as of August 31, 2011 are as follows:

Name	Age	Position(s) and Office(s) Held
Ruth Cruz Santos	34	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Ruth Cruz Santos.  Ms. Cruz is our CEO, CFO, President, Secretary, Treasurer and sole director, and has been serving in that capacity since August 17, 2010.   Ms. Cruz has been in the business of real property maintenance and management.  She has been employed by Bucerias Colibri Condominium, in the town of Bucerias, Nayarit, Mexico since 2004.  Ms. Cruz has no specific professional experience, qualifications, or skills that led to her appointment as our sole officer and director.

Ms. Cruz was born in Mexico and is a Mexican citizen.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Ms. Cruz, at the address appearing on the first page of this annual report.

Code of Ethics

As of August 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, the objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officer and independent directors to the extent feasible within the financial constraints faced by our developing business.  The stock options granted to our executive officer and to our independent directors are intended to provide these individuals with incentives to pursue the growth and development of the company’s operations and business opportunities. Although the options awarded to our executive and directors are typically exercisable immediately, they also remain valid and exercisable for terms of several years.  We believe this provides the proper balance of short-term and long-term incentives to increase the value of the company.  Although an immediate increase in share price following the issuance of the options would obviously result in a profit if those options were exercised, the longer exercisable period of the options also provides an incentive to increase value over the long term and gives our executive officer and directors the opportunity to realize gains based on the sustained growth of our operations and revenues.

In addition, our sole executive officer holds substantial ownership in the company and is generally motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of her ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ruth Cruz Santos,	2011	$-	$-	$-	$-	$-	$-	$-	$-
CEO, CFO, President, Secretary-Treasurer	2010	$-	$-	$-	$-	$-	$-	$-	$-

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement, or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Ruth Cruz Santos	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of August 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Ruth Cruz Santos	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:

Common	Ruth Cruz Santos CLL Esteban Baca Calderon 39 Col Vista Bahia Bucerias, Nayarit Mexico	2,000,000	56.02%

Common	Total all executive officers and directors	2,000,000	56.02%

Common	5% Shareholders	None

(1)

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.

On September 13, 2011, the Company issued a promissory note of $15,000 to the Company’s president and received $15,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013

2.

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the year ended August 31, 2011, the Company accrued $6 (2010 - $nil) of interest expense in respect of this note payable.

3.

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the year ended August 31, 2011, the Company accrued $324 (2010 - $nil) of interest expense in respect of this note payable.

4.

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the year ended August 31, 2011, the Company has recorded interest expense of $895 (2010 - $nil). The Company also recorded a capital contribution of $895 during the fiscal year ended August 31, 2011 in respect of the imputed interest charge on this note payable.

5.

On August 19, 2010, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0078 per share for aggregate proceeds of $15,625 from the Company’s president. The subscription agreement permitted the Company to accept 200,000 Mexican Peso’s in full settlement of the share subscription. The share subscription was settled in Mexican Peso’s.

Our named executive officer does not receive compensation with respect to the management services which she supplies to the Company. She is, however, entitled to be reimbursed for expenses incurred on behalf of the Company.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5,000	$0	$0	$0
2010	$0	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	ByLaws(1)
10.1	Property Option Agreement between LRE and Artubus Minerals LLC(1)
10.2	Promissory Note, September 2, 2010(1)
10.3	Promissory Note, February 15, 2011(2)
10.4	Extension to Property Option Agreement LRE and Artubus Minerals LLC
10.5	Promissory Note, May 10, 2011
10.6	Promissory Note, August 22, 2011
10.7	Promissory Note, September 13, 2011
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registration Statement on Form S-1 filed December 26, 2010.

(2) Incorporated by reference to Registration Statement on Form S-1/A filed June 1, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO RESOURCES CORP

By:	/s/ Ruth Cruz Santos
Ruth Cruz Santos
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	November 21, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ruth Cruz Santos
Ruth Cruz Santos
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	November 21, 2011