Form 10-Q
period 2011-11-30
Laredo Resources Corp.
filed 2012-01-09
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-171547

Laredo Resources Corp.

(Exact name of registrant as specified in its charter)

NV	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Hero de Nacarozi #10, PO Box 177, C.P. 63732, Colonia Centtro, Bucerias, Navarit, Mexico
(Address of principal executive offices)

775-636-6937
(Registrant’s telephone number)
___________________________
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,570,000 as of January 6, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of November 30, 2011 and August 31, 2011;
F-2	Statements of Operations for the three months ended November 30,2011 and 2010 and period from Inception (August 17, 2010) through November 30, 2011;
F-3	Statements of Stockholders’ (Deficit) Equity for period from Inception (August 17, 2010) through November 30, 201;
F-4	Statements of Cash Flows for the three months ended November 30, 2011and 2010 and period from Inception (August 17, 2010) through November 30, 2011;
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

(Stated in US Dollars)

(Unaudited)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	November 30	August 31
ASSETS	2011	2011
	(Unaudited)	(Audited)

Current assets
Cash	$ 10,984	$ 1,542
Prepaid expenses	-	3,000
Total current assets	10,984	4,542

Property option - Note 5	20,000	10,000

Total assets	$ 30,984	$ 14,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 12,285	$ 10,260
Total current liabilities	12,285	10,260

Long term liabilities
Accrued interest - Note 6	1,037	516
Note payable, related party - Note 6	69,000	39,000
Total long term liabilities	70,037	39,516

Total liabilities	$ 82,322	$ 49,776

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
90,000,000 shares authorized
3,570,000 shares issued and outstanding - Notes 6 and 7	3,570	3,570
Additional paid-in capital	25,460	25,310
Deficit accumulated during the exploration stage	(80,368)	(64,114)
Total stockholders’ deficit	(51,338)	(35,234)

Total liabilities and stockholders’ deficit	$ 30,984	$ 14,542

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17,
	Three Months Ended		2010) to
	November 30,		November 30,
	2011	2010	2011

Expenses
Accounting and audit	$ 6,956	$ 5,128	$ 22,284
Foreign exchange loss	6	3	787
Legal fees	4,039	-	36,363
Mineral property exploration costs	-	4,500	4,500
Office expenses	1,627	1,669	8,257
Transfer and filing fees	2,955	-	6,095

Operating loss before interest expense	(15,583)	(11,300)	(78,286)

Interest expense - Note 5	(671)	-	(2,082)

Net loss	$ (16,254)	$ (11,300)	$ (80,368)

Basic loss per share	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding - basic	3,570,000	3,570,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Period from Inception (August 18, 2010) to November 30, 2011

(Stated in US Dollars)

(Unaudited)

						Deficit
					Additional	Accumulated
					Paid-in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$ -	-	$ -	$ -	$ -	$ -

Capital stock issued to founder for cash	-	-	2,000,000	2,000	13,625	-	15,625
Capital stock issued for cash, net of commission	-	-	1,570,000	1,570	10,790	-	12,360
Net loss for the period	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010	-	-	3,570,000	3,570	24,415	(7,325)	20,660

Capital contribution by president - Note 5	-	-	-	-	895	-	895
Net loss for the period	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011	-	$ -	3,570,000	3,570	25,310	(64,114)	(35,234)

Capital contribution by president - Note 5	-	-	-	-	150	-	150
Net loss for the period	-	-	-	-	-	(16,254)	(16,254)

Balance, November 30, 2011	-	$ -	3,570,000	$ 3,570	$ 25,460	$ (80,368)	$ (51,338)

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17,
	Three Months Ended		2010) to
	November 30,		November 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$ (16,254)	$ (11,300)	$ (80,368)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	150	-	1,045
Changes in operating assets and liabilities:
Accrued interest	521	-	1,037
Prepaid expenses	3,000	-	-
Accounts payable and accrued liabilities	(7,975)	(1,740)	2,285

Net cash used in operating activities	(20,558)	(13,040)	(76,001)

Cash Flows from Investing Activities
Acquisition of property option	-	(10,000)	(10,000)

Net cash used in investing activity	-	(10,000)	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,985
Notes payable, related party	30,000	15,000	69,000

Net cash provided by financing activities	30,000	15,000	96,985

Net (decrease) increase in cash during the period	9,442	(8,040)	10,984

Cash, beginning of the period	1,542	27,400	-

Cash, end of the period	$ 10,984	$ 19,360	$ 10,984

Supplemental information
Cash paid for:
Interest and taxes paid in cash	$ -	$ -	$ -
Non-cash activities:
Accrual for mineral property option payment	$ 10,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying November 30, 2011 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s August 31, 2011 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

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

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. (Note 5)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $80,368 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 2

Nature of Operations and Ability to Continue as a Going Concern - (continued)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2011, the balance did not exceed the federally insured limit.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (continued)

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (continued)

Asset Retirement Obligations - (continued)

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of November 30, 2011, the Company has determined no provision for ARO’s is required.

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (continued)

Earnings per share - (continued)

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 4

Financial Instruments - (continued)

Level 2 -

inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Note 5

Mineral Property

	November 30,	August 31
	2011	2010
ABR Claims
Option Costs	$ 20,000	$ 10,000

Net cost	$ 20,000	$ 10,000

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada.  Arbutus holds only the mineral rights to the ABR Claims as the ABR Claims are on Bureau of Land Management managed land.  Consideration for the option consists of cash payments to Arbutus totalling $90,000, and aggregate exploration expenditures of $295,000 as follows:

·	Payments to Arbutus
o	$10,000 upon execution of option agreement;
o	$10,000 on or before November 30, 2011 (payment extended to May 31, 2012);
o	$20,000 on or before November 30, 2012; and
o	$50,000 on or before November 30, 2013.

Note 5

Mineral Property - (continued)

·	Exploration Expenditures
o	$15,000 in aggregate exploration expenditures prior to November 30, 2012;
o	$65,000 in aggregate exploration expenditures prior to November 30, 2013; and
o	$215,000 in aggregate exploration expenditures prior to November 30, 2014.

As at November 30, 2011, the Company had incurred $10,000 in acquisition costs and accrued an additional $10,000 in the form of option payments to Arbutus per the option agreement. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

As at November 30, 2011, the Company had incurred an aggregate amount of $4,500 for geological surveys, which are considered geological and geophysical costs which are expensed when incurred.

Note 6

Related Party Transactions

On November 22, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on November 30, 2013.  During the three month period ended November 30, 2011, the Company accrued $20 (three month period ended November 30, 2010 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2011 was $20 (August 31, 2011 - $nil)

On September 13, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.  During the three month period ended November 30, 2011, the Company accrued $192 (three month period ended November 30, 2010 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2011 was $192 (August 31, 2011 - $nil)

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the three month period ended November 30, 2011, the Company accrued $60 (three month period ended November 30, 2010 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2011 was $66 (August 31, 2011 - $6)

Note 6

Related Party Transactions - (continued)

On May 10, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the three month period ended November 30, 2011, the Company accrued $149 (three month period ended November 30, 2010 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2011 was $335 (August 31, 2011 - $186)

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the three month period ended November 30, 2011, the Company accrued $100 (three month period ended November 30, 2010 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2011 was $424 (August 31, 2011 - $324)

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the three month period ended November 30, 2011, the Company accrued $150 (three month period ended November 30, 2010 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2011 was $1,045 (August 31, 2011 - $895)

The Company also recorded a capital contribution of $150 during the three month period ended November 30, 2011 in respect of the imputed interest charged on this note payable.

On August 19, 2010, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0078 per share for aggregate proceeds of $15,625 from the Company’s president.  The subscription agreement permitted the Company to accept 200,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

Note 7

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

Payments to Arbutus

o	$10,000 on or before May 31, 2012;
o	$20,000 on or before November 30, 2012; and
o	$50,000 on or before November 30, 2013.

Exploration Expenditures

o	$15,000 in aggregate exploration expenditures prior to November 30, 2012;
o	$65,000 in aggregate exploration expenditures prior to November 30, 2013; and
o	$215,000 in aggregate exploration expenditures prior to November 30, 2014.

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

Results of Operations for the three month period ended November 30, 2011 and 2010 and for the period from Inception (August 17, 2010) through November 30, 2011.

For the three months ended November 30, 2011, we generated no gross revenue. Our Operating Expenses during the three month period ended November 30, 2011 equaled $15,583, consisting of $6,956 in accounting and audit fees, $4,039 in legal fees, $1,627 in office expenses and $2,995 in transfer and filing fees. We had no other income and Interest expense of $671 for the period. We therefore, recorded a net loss of $16,254 for the three months ended November 30, 2011.

For the three months ended November 30, 2010, we generated no gross revenue. Our Operating Expenses during the three month period ended November 30, 2010 equaled $11,300, consisting of $4,500 in mineral property exploration costs, $5,128 in accounting and audit fees and $1,669 in office expenses. We had no other income. We therefore, recorded a net loss of $11,300 for the three months ended November 30, 2010.

For the period from Inception (August 17, 2010) through November 30, 2011, we generated no gross revenue. Our Operating Expenses during the period from Inception (August 17, 2010) through November 30, 2011 equaled $78,286, consisting primarily of $36,363 in legal fees, $22,284 in accounting and audit fees, $8,257 in office expenses and $4,500 in mineral property exploration costs. We had no other income and Interest expense of $2,082 for the period. We therefore, recorded a net loss of $80,368 for the period from Inception (August 17, 2010) through November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $10,984 as compared to $1,542 for the year ended August 31, 2011. We had $12,285 in current liabilities as of November 30, 2011 as compared to $10,260 for the year ended August 31, 2011. Thus, we had working capital deficit of $1,301 as of November 30, 2011 as compared to a working capital deficit of $743 as of August 31, 2011.

Net cash used in operating activities was $20,558 $13,040 and $76,001 for the three months ended November 30, 2011 and 2010 and for the period from Inception (August 17, 2010) through November 30, 2011, respectively. Our main sources of cash for the period from Inception (August 17, 2010) through November 30, 2011 were from the sale of our common stock which generated $27,985 and issuance of notes payable to related parties which generated $69,000.

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

Off Balance Sheet Arrangements

As of November 30, 2011 there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ruth Cruz Santos.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO RESOURCES, CORP.

Date:	January 9, 2012

/s/ Ruth Cruz Santos
By:	Ruth Cruz Santos
Title:	Chief Executive Officer and Director