Form 10-Q
period 2012-02-29
Laredo Resources Corp.
filed 2012-04-10
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,570,000 as of April 4, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 29, 2012, and August 31, 2011;
F-2	Consolidated Statements of Operations for the three and six months ended February 29, 2012, and February 28, 2011, respectively, and period from Inception (August 17, 2010) to February 29, 2012;
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from Inception (August 17, 2010) to February 29, 2012;
F-4	Consolidated Statements of Cash Flows for the six months ended February 29, 2012, and February 28, 2011, respectively, and period from Inception (August 17, 2010) to February 29, 2012;
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2012, are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Stated in US Dollars)

(Unaudited)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	February 29,	August 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)

Current assets
Cash	$2,578	$1,542
Prepaid expenses	-	3,000
Total current assets	2,578	4,542

Property option - Note 5	20,000	10,000

Total assets	$22,578	$14,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,148	$10,260
Notes Payable, related party - Note 6	25,000	-
Total current liabilities	36,148	10,260

Long term liabilities
Accrued interest, related party - Note 6	1,271	516
Note payable, related party - Note 6	44,000	39,000
Total long term liabilities	45,271	39,516

Total liabilities	$81,419	$49,776

Stockholders’ deficit

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
90,000,000 shares authorized
3,570,000 shares issued and outstanding - Notes 6 and 7	3,570	3,570
Additional paid-in capital	25,759	25,310
Deficit accumulated during the exploration stage	(88,170)	(64,114)
Total stockholders’ deficit	(58,841)	(35,234)

Total liabilities and stockholders’ deficit	$22,578	$14,542

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					From
					Inception
					(August 17,
	Three Months Ended		Six Months Ended		2010) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

Expenses
Accounting and audit	$3,594	$3,904	$10,550	$9,032	$25,878
Foreign exchange loss	(2)	(8)	4	(5)	785
Legal fees	887	16,988	4,926	16,988	37,250
Mineral property exploration costs	-	-	-	4,500	4,500
Office expenses	1,562	1,570	3,189	3,239	9,819
Transfer and filing fees	605	-	3,560	-	6,700

Operating loss before interest expense	(6,646)	(22,454)	(22,229)	(33,754)	(84,932)

Interest expense - Note 5	(1,156)	(462)	(1,827)	(462)	(3,238)

Net loss	$(7,802)	$(22,916)	$(24,056)	$(34,216)	$(88,170)

Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	3,570,000	3,570,000	3,570,000	3,570,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (August 18, 2010) to February 29, 2012

(Stated in US Dollars)

(Unaudited)

						Deficit
					Additional	Accumulated
					Paid-in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash	-	-	2,000,000	2,000	13,625	-	15,625
Capital stock issued for cash, net of commission	-	-	1,570,000	1,570	10,790	-	12,360
Net loss for the period	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010	-	-	3,570,000	3,570	24,415	(7,325)	20,660

Capital contribution by president - Note 5	-	-	-	-	895	-	895
Net loss for the period	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011	-	$-	3,570,000	3,570	25,310	(64,114)	(35,234)

Capital contribution by president - Note 5	-	-	-	-	449	-	449
Net loss for the period	-	-	-	-	-	(24,056)	(24,056)

Balance, February 29, 2012	-	$-	3,570,000	$3,570	$25,759	$(88,170)	$(58,841)

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17
	Six Months Ended		2010) to
	February 29,	February 28,	February 29,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(24,056)	$(34,216)	$(88,170)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	449	441	1,344
Changes in operating assets and liabilities:
Accrued interest	1,378	-	1,894
Prepaid expenses	3,000	-	-
Accounts payable and accrued liabilities	(9,735)	(1,493)	525

Net cash used in operating activities	(28,964)	(35,268)	(84,407)

Cash Flows from Investing Activities
Acquisition of property option	-	(10,000)	(10,000)

Net cash used in investing activity	-	(10,000)	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,985
Notes payable, related party	30,000	25,000	69,000

Net cash provided by financing activities	30,000	25,000	96,985

Net (decrease) increase in cash during the period	1,036	(20,268)	2,578

Cash, beginning of the period	1,542	27,400	-

Cash, end of the period	$2,578	$7,132	$2,578

Supplemental information
Cash paid for:
Interest and taxes paid in cash	$-	$-	$-
Non-cash activities:
Accrual for mineral property option payment	$10,000	$-	$-

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying February 29, 2012 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s August 31, 2011 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the six months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

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

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. (Note 5)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $88,170 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 29, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 29, 2012, the balance did not exceed the federally insured limit.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

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

February 29, 2012

(Stated in US Dollars)

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (continued)

Asset Retirement Obligations - (continued)

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of February 29, 2012, the Company has determined no provision for ARO’s is required.

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

February 29, 2012

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

February 29, 2012

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

Note 5

Mineral Property

	February 29,	August 31,
	2012	2010
ABR Claims
Option Costs	$20,000	$10,000

Net cost	$20,000	$10,000

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

Payments to Arbutus

•

$10,000 upon execution of option agreement;

•

$10,000 on or before November 30, 2011 (payment extended to November 30, 2012);

•

$20,000 on or before November 30, 2012; and

•

$50,000 on or before November 30, 2013.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

(Stated in US Dollars)

(Unaudited)

Note 5

Mineral Property - (continued)

Exploration Expenditures

•

$15,000 in aggregate exploration expenditures prior to November 30, 2012;

•

$65,000 in aggregate exploration expenditures prior to November 30, 2013; and

•

$215,000 in aggregate exploration expenditures prior to November 30, 2014.

As at February 29, 2012, the Company had incurred $10,000 in acquisition costs and accrued an additional $10,000 in the form of option payments to Arbutus per the option agreement. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

From Inception (August 17, 2010) to February 29, 2012, the Company had incurred an aggregate amount of $4,500 for geological surveys, which are considered geological and geophysical costs which are expensed when incurred.

Note 6

Related Party Transactions

On November 22, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on November 30, 2013.  During the six month period ended February 29, 2012, the Company accrued $244 (six month period ended February 28, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 29, 2012 was $244 (August 31, 2011 - $nil)

On September 13, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.  During the six month period ended February 29, 2012, the Company accrued $416 (six month period ended February 29, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 29, 2012 was $416 (August 31, 2011 - $nil)

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the six month period ended February 29, 2012, the Company accrued $120 (six month period ended February 28, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 29, 2012 was $126 (August 31, 2011 - $6)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

(Stated in US Dollars)

(Unaudited)

Note 6

Related Party Transactions - (continued)

On May 10, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the six month period ended February 29, 2012, the Company accrued $299 (six month period ended February 28, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 29, 2012 was $485 (August 31, 2011 - $186)

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the six month period ended February 29, 2012, the Company accrued $299 (six month period ended February 28, 2011 - $21) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 29, 2012 was $623 (August 31, 2011 - $324)

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the six month period ended February 29, 2012, the Company accrued $449 (six month period ended February 28, 2011 - $441) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 29, 2012 was $1,344 (August 31, 2011 - $895)

The Company also recorded a capital contribution for the six month period ended February 29, 2012 of $449 (six month period ended February 28, 2011 - $441) in respect of the imputed interest charged on this note payable.

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

(Stated in US Dollars)

(Unaudited)

Note 8

Subsequent Event

On March 20, 2012, the Company President loaned $7,500 to the Company and the Company issued a promissory note in the amount of $7,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.

On April 3, 2012, the Company entered into an extension agreement with Arbutus Minerals LLC to extend the $10,000 property option payment from May 31, 2012 to November 30, 2012.

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

Title to ABR Claims

In 2010, Arbutus Minerals LLC, a limited liability company organized under the laws of Nevada, staked the ABR Claims.  As a result of this staking, Arbutus possesses the right to develop the mineral rights on the ABR Claims. The ABR Claims are on BLM managed land. The annual claim payments for Bureau of Land Management managed land are $140.  Arbutus is responsible for making these payments. We have entered into a property option agreement with Arbutus regarding the ABR claims, the terms of which are as follows:

Property Option Agreement

Under the terms of the Property Option Agreement between Arbutus and LRE, our wholly owned mining exploration subsidiary, we acquired an option to acquire a 100% interest in the mineral rights for the ABR Claims for an initial payment of $10,000. On October 18, 2011, and April 3, 2012, LRE entered into an extension agreement with Arbutus to amend the terms of the Property Option Agreement. In order to exercise the option, we must pay the following monies to Arbutus and make the following expenditures on the ABR Claims by the following dates:

Payments to Arbutus

•

$30,000 on or before November 30, 2012; and

•

$50,000 on or before November 30, 2013.

Exploration Expenditures

•

$15,000 in aggregate exploration expenditures prior to November 30, 2012;

•

$65,000 in aggregate exploration expenditures prior to November 30, 2013; and

•

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

Proposed and Current State of Exploration and Development on the Claims.

Although, there is not currently any exploration on the property, we have incurred $4,500 for geological surveys.  We retained Mr. Carl von Einsiedel, Bachelor of Science in Geology and Professional Geoscientist, to conduct a study and produce a report on the exploration potential of the property.  He had the following recommendation:

Phase I

•

An initial assessment of the ABR Mineral Claims that should include extensive research on known occurrences in certain surrounding mountain districts and an initial reconnaissance exploration program.  The estimated cost of this program is $15,000 (Phase I) and would require one year to complete.

Phase II

•

Subject to the results of the initial assessment, (Phase 1) a follow up program of detailed sampling and ground magnetic surveys would be warranted at a cost of $50,000 (Phase II) and would require one year to complete.

Phase III

•

In the event that Phase II identifies a significant altered or mineralized zone a second follow up program (Phase III) would be warranted at a cost of $150,000 and would require one year to complete.

The cumulative cost of the phases of this program is $215,000.  While we have not yet commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  If we are able to raise sufficient capital, then the field work of Phase I should begin in the late summer of the 2012 calendar year.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.

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

Results of Operations for the three and six month period ended February 29, 2012 and February 28, 2011 and for the period from Inception (August 17, 2010) through February 29, 2012.

For the three months ended February 29, 2012, we generated no gross revenue. Our Operating Expenses during the three month period ended February 29, 2012, equaled $6,648, consisting of $3,594 in accounting and audit fees, $887 in legal fees, $1,562 in office expenses and $605 in transfer and filing fees. We had $2 of foreign exchange gain and interest expense of $1,156 for the period. We therefore recorded a net loss of $7,802 for the three months ended February 29, 2012.

For the three months ended February 28, 2011, we generated no gross revenue. Our Operating Expenses during the three month period ended February 28, 2011, equaled $22,462, consisting of $3,904 in accounting and audit fees, $16,988 in legal fees and $1,570 in office expenses . We had $8 of foreign exchange gain and interest expense of $462 for the period. We therefore recorded a net loss of $22,916 for the three months ended February 28, 2011.

For the six months ended February 29, 2012, we generated no gross revenue. Our primary Operating Expenses during the six month period ended February 29, 2012, equaled $22,225, consisting of $10,550 in accounting and audit fees, $4,926 in legal fees, $3,189 in office expenses and $3,560 in transfer and filing fees. We had $4 in foreign exchange loss and interest expense of $1,827 for the period. We therefore recorded a net loss of $24,056 for the six months ended February 29, 2012.

For the six months ended February 28, 2011, we generated no gross revenue. Our Operating Expenses during the six month period ended February 28, 2011, equaled $33,749, consisting of $9,032 in accounting and audit fees, $16,988 in legal fees, $4,500 in mineral property exploration costs and $3,239 in office expenses. We had $5 of foreign exchange gain and interest expense of $462 for the period. We therefore recorded a net loss of $34,216 for the six months ended February 28, 2011.

For the period from Inception (August 17, 2010) through February 29, 2012, we generated no gross revenue. Our Operating Expenses during the period from Inception (August 17, 2010) through February 29, 2012, equaled $84,147, consisting primarily of $25,878 in accounting and audit fees, $37,250 in legal fees, $4,500 in mineral property exploration costs, $9,819 in office expenses and $6,700 in transfer and filing fees. We had $785 in foreign exchange loss and Interest expense of $3,238 for the period. We therefore, recorded a net loss of $88,170 for the period from Inception (August 17, 2010) through February 29, 2012.

Liquidity and Capital Resources

As of February 29, 2012, we had total current assets of $2,578 as compared to $4,542 for the year ended August 31, 2011. We had $36,148 in current liabilities as of February 29, 2012, as compared to $10,260 for the year ended August 31, 2011. Thus, we had working capital deficit of $33,570 as of February 29, 2012, as compared to a working capital deficit of $5,718 as of August 31, 2011.

Net cash used in operating activities was $28,964, $35,268, and $84,407 for the six months ended February 29, 2012, and February 28, 2011, and for the period from Inception (August 17, 2010) through February 29, 2012, respectively. Our main sources of cash for the period from Inception (August 17, 2010) through February 29, 2012, were from the sale of our common stock, which generated $27,985, and issuance of notes payable to related parties, which generated $69,000.

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

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 29, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ruth Cruz Santos.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Extension of Option Agreement.

Under the terms of the Property Option Agreement between Arbutus and LRE, LRE was required to pay Arbutus $10,000 by November 30, 2011, in order to preserve its ability to purchase the mineral claim which is the subject of the foregoing Property Option Agreement. On October 18, 2011, Arbutus and LRE agreed to extend the deadline for the payment of the $10,000 until May 31, 2012.

On April 3, 2012, after the close of the quarter, Arbutus and LRE agreed to extend the deadline for the payment of the $10,000 an additional 6 months by entering into an Extension of Option Agreement. The $10,000 is now due on November 30, 2012.  Because the Property Option Agreement also calls for $20,000 payment to be made from LRE to Arbutus on that same date, LRE will now be required to pay Arbutus $30,000 on November 30, 2012 in order to exercise the option.

The foregoing description of the Extension of Option Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Extension of Option Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

Promissory Note between Us and the President.

On March 20, 2012, after the close of the quarter, our President loaned $7,500 to us and we issued a promissory note in the amount of $7,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.  The foregoing description of the promissory note does not purport to be complete and is qualified in its entirety by reference to the complete text of the promissory note attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Extension of Option Agreement
10.2	Promissory Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO RESOURCES, CORP.

Date:	April 10, 2012

/s/ Ruth Crus Santos
By:	Ruth Crus Santos
Title:	Chief Executive Officer