Form 10-Q
period 2012-05-31
Laredo Resources Corp.
filed 2012-06-25
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,570,000 as of June 21, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2012, and August 31, 2011;
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2012 and 2011 and period from Inception (August 17, 2010) to May 31, 2012;
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from Inception (August 17, 2010) to May 31, 2012;
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2012 and 2011 and period from Inception (August 17, 2010) to May 31, 2012;
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2012, are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	May 31,	August 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)

Current assets
Cash	$8,803	$1,542
Prepaid expenses	-	3,000
Total current assets	8,803	4,542

Property option - Note 5	20,000	10,000

Total assets	$28,803	$14,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$10,500	$10,260
Accrued interest, related party - Note 6	1,499	-
Note payable, related party - Note 6	42,500	-
Total current liabilities	54,499	10,260

Long term liabilities
Accrued interest, related party - Note 6	1,392	516
Note payable, related party - Note 6	44,000	39,000
Total long term liabilities	45,392	39,516

Total liabilities	$99,891	$49,776

Stockholders’ deficit

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
90,000,000 shares authorized
3,570,000 shares issued and outstanding - Notes 6 and 7	3,570	3,570
Additional paid-in capital	25,986	25,310
Deficit accumulated during the exploration stage	(100,644)	(64,114)
Total stockholders’ deficit	(71,088)	(35,234)

Total liabilities and stockholders’ deficit	$28,803	$14,542

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					From
					Inception
					(August 17,
	Three Months Ended		Nine Months Ended		2010) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011	2012

Expenses
Accounting and audit	$5,170	$3,232	$15,720	$12,264	$31,048
Foreign exchange loss	1	1	5	(4)	786
Legal fees	4,268	2,539	9,194	19,527	41,518
Mineral property exploration costs	-	-	-	4,500	4,500
Office expenses	1,561	1,584	4,750	4,823	11,380
Transfer and filing fees	250	-	3,810	-	6,950

Operating loss before interest expense	(11,250)	(7,356)	(33,479)	(41,110)	(96,182)

Interest expense - Note 6	(1,224)	(414)	(3,051)	(876)	(4,462)

Net loss	$(12,474)	$(7,770)	$(36,530)	$(41,986)	$(100,644)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	3,570,000	3,570,000	3,570,000	3,570,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (August 17, 2010) to May 31, 2012

(Stated in US Dollars)

(Unaudited)

						Deficit
					Additional	Accumulated
					Paid-in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash	-	-	2,000,000	2,000	13,625	-	15,625
Capital stock issued for cash, net of commission	-	-	1,570,000	1,570	10,790	-	12,360
Net loss for the period	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010 (audited)	-	-	3,570,000	3,570	24,415	(7,325)	20,660

Capital contribution by president - Note 5	-	-	-	-	895	-	895
Net loss for the period	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011 (audited)	-	$-	3,570,000	3,570	25,310	(64,114)	(35,234)

Capital contribution by president - Note 5	-	-	-	-	676	-	676
Net loss for the period	-	-	-	-	-	(36,530)	(36,530)

Balance, May 31, 2012	-	$-	3,570,000	$3,570	$25,986	$(100,644)	$(71,088)

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17
	Nine Months Ended		2010) to
	May 31,	May 31,	May 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(36,530)	$(41,986)	$(100,644)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	676	668	1,571
Changes in operating assets and liabilities:
Accrued interest	2,375	208	2,891
Prepaid expenses	3,000	-	-
Accounts payable and accrued liabilities	(9,760)	(3,914)	500

Net cash used in operating activities	(40,239)	(45,024)	(95,682)

Cash Flows from Investing Activities
Acquisition of property option	-	(10,000)	(10,000)

Net cash used in investing activity	-	(10,000)	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,985
Notes payable, related party	47,500	35,000	86,500

Net cash provided by financing activities	47,500	35,000	114,485

Net (decrease) increase in cash during the period	7,261	(20,024)	8,803

Cash, beginning of the period	1,542	27,400	-

Cash, end of the period	$8,803	$7,376	$8,803

Supplemental information
Cash paid for:
Interest and taxes paid in cash	$-	$-	$-
Non-cash activities:
Accrual for mineral property option payment	$10,000	$-	$-

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying May 31, 2012 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s August 31, 2011 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the nine months ended May 31, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

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

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. (Note 5)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $100,644 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At May 31, 2012, the balance did not exceed the federally insured limit.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

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

May 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (continued)

Asset Retirement Obligations - (continued)

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of May 31, 2012, the Company has determined no provision for ARO’s is required.

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

May 31, 2012

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

May 31, 2012

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

Note 5  Mineral Property

	May 31,	August 31,
	2012	2011
ABR Claims
Option Costs	$20,000	$10,000

Net cost	$20,000	$10,000

On November 30, 2010, LRE entered into a property option agreement (amended April 3, 2012) with Arbutus Minerals LLC (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada.  Arbutus holds only the mineral rights to the ABR Claims as the ABR Claims are on Bureau of Land Management managed land.  Consideration for the option consists of cash payments to Arbutus totaling $90,000, and aggregate exploration expenditures of $295,000 as follows:

Payments to Arbutus

•

$10,000 upon execution of option agreement;

•

$10,000 on or before November 30, 2011 (payment extended to November 30, 2012);

•

$20,000 on or before November 30, 2012; and

•

$50,000 on or before November 30, 2013.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 5  Mineral Property - (continued)

Exploration Expenditures

•

$15,000 in aggregate exploration expenditures prior to November 30, 2012;

•

$65,000 in aggregate exploration expenditures prior to November 30, 2013; and

•

$215,000 in aggregate exploration expenditures prior to November 30, 2014.

As at May 31, 2012, the Company had incurred $10,000 in acquisition costs and accrued an additional $10,000 in the form of option payments to Arbutus per the option agreement. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

From Inception (August 17, 2010) to May 31, 2012, the Company had incurred an aggregate amount of $4,500 for geological surveys, which are considered geological and geophysical costs which are expensed when incurred.

Note 6  Related Party Transactions

On May 21, 2012, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2014.  During the nine month period ended May 31, 2012, the Company accrued $102 (nine month period ended May 31, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $102 (August 31, 2011 - $nil)

On March 20, 2012, the Company President loaned $7,500 to the Company and the Company issued a promissory note in the amount of $7,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.  During the nine month period ended May 31, 2012, the Company accrued $89 (nine month period ended May 31, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $89 (August 31, 2011 - $nil)

On November 22, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on November 30, 2013.  During the nine month period ended May 31, 2012, the Company accrued $470 (nine month period ended May 31, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $470 (August 31, 2011 - $nil)

On September 13, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.  During the nine month period ended May 31, 2012, the Company accrued $634 (nine month period ended May 31, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $634 (August 31, 2011 - $nil)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 6  Related Party Transactions - (continued)

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the nine month period ended May 31, 2012, the Company accrued $180 (nine month period ended May 31, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $186 (August 31, 2011 - $6)

On May 10, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the nine month period ended May 31, 2012, the Company accrued $450 (nine month period ended May 31, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $636 (August 31, 2011 - $186)

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the nine month period ended May 31, 2012, the Company accrued $450 (nine month period ended May 31, 2011 - $173) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $774 (August 31, 2011 - $324)

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the nine month period ended May 31, 2012, the Company accrued $676 (nine month period ended May 31, 2011 - $668) of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2012 was $1,571 (August 31, 2011 - $895)

The Company also recorded a capital contribution for the nine month period ended May 31, 2012 of $676 (nine month period ended May 31, 2011 - $668) in respect of the imputed interest charged on this note payable.

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

May 31, 2012

(Stated in US Dollars)

(Unaudited)

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

Property Option Agreement

Under the terms of the Property Option Agreement between Arbutus and LRE, our wholly owned mining exploration subsidiary, we acquired an option to acquire a 100% interest in the mineral rights for the ABR Claims for an initial payment of $10,000. On October 18, 2011, and April 3, 2012, LRE entered into an extension agreement with Arbutus to amend the terms of the Property Option Agreement. The Extension of Option Agreement executed on April 3, 2012, was discussed in the Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 filed on April 10, 2012, attached as Exhibit 10.1 in that same Form 10-Q and is incorporated herein by reference.

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

Results of Operations for the three and nine month period ended May 31, 2012 and 2011 and for the period from Inception (August 17, 2010) through May 31, 2012.

For the three months ended May 31, 2012, we generated no gross revenue. Our Operating Expenses during the three month period ended May 31, 2012, equaled $11,250, consisting of $5,170 in accounting and audit fees, $4,268 in legal fees, $1,561 in office expenses and $250 in transfer and filing fees. We had $1 of foreign exchange loss and interest expense of $1,224 for the period. We therefore recorded a net loss of $12,474 for the three months ended May 31, 2012.

For the three months ended May 31, 2011, we generated no gross revenue. Our Operating Expenses during the three month period ended May 31, 2011, equaled $7,356, consisting of $3,232 in accounting and audit fees, $2,539 in legal fees and $1,584 in office expenses. We had $1 of foreign exchange loss and interest expense of $414 for the period. We therefore recorded a net loss of $7,770 for the three months ended May 31, 2011.

For the nine months ended May 31, 2012, we generated no gross revenue. Our primary Operating Expenses during the nine month period ended May 31, 2012, equaled $33,479, consisting of $15,720 in accounting and audit fees, $9,194 in legal fees, $4,750 in office expenses and $3,810 in transfer and filing fees. We had $5 in foreign exchange loss and interest expense of $3,051 for the period. We therefore recorded a net loss of $36,530 for the nine months ended May 31, 2012.

For the nine months ended May 31, 2011, we generated no gross revenue. Our Operating Expenses during the nine month period ended May 31, 2011, equaled $41,110, consisting of $12,264 in accounting and audit fees, $19,527 in legal fees, $4,500 in mineral property exploration costs and $4,823 in office expenses. We had $4 of foreign exchange gain and interest expense of $876 for the period. We therefore recorded a net loss of $41,986 for the nine months ended May 31, 2011.

For the period from Inception (August 17, 2010) through May 31, 2012, we generated no gross revenue. Our Operating Expenses during the period from Inception (August 17, 2010) through May 31, 2012, equaled $96,182, consisting primarily of $31,048 in accounting and audit fees, $41,518 in legal fees, $4,500 in mineral property exploration costs, $11,380 in office expenses and $6,950 in transfer and filing fees. We had $786 in foreign exchange loss and Interest expense of $4,462 for the period. We therefore, recorded a net loss of $100,644 for the period from Inception (August 17, 2010) through May 31, 2012.

Liquidity and Capital Resources

As of May 31, 2012, we had total current assets of $8,803 as compared to $4,542 for the year ended August 31, 2011. We had $54,499 in current liabilities as of May 31, 2012, as compared to $10,260 for the year ended August 31, 2011. Thus, we had working capital deficit of $45,696 as of May 31, 2012, as compared to a working capital deficit of $5,718 as of August 31, 2011.

Net cash used in operating activities was $40,239, $45,024, and $95,682 for the nine months ended May 31, 2012, and 2011, and for the period from Inception (August 17, 2010) through May 31, 2012, respectively. Our main sources of cash for the period from Inception (August 17, 2010) through May 31, 2012, were from the sale of our common stock, which generated $27,985, and issuance of notes payable to related parties, which generated $86,500.

On March 20, 2012, our President loaned $7,500 to us and we issued a promissory note in the amount of $7,500. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.  The foregoing description of the promissory note does not purport to be complete and is qualified in its entirety by reference to the complete text of the promissory note filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 10, 2012.

On May 21, 2012, our President loaned $10,000 to us and we issued a promissory note in the amount of $10,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2014.  The foregoing description of the promissory note does not purport to be complete and is qualified in its entirety by reference to the complete text of the promissory note attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of May 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Ruth Cruz Santos.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated May 21, 2012
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO RESOURCES, CORP.

Date:	June 25, 2012

/s/ Ruth Crus Santos
By:	Ruth Crus Santos
Title:	Chief Executive Officer