Form 10-K
period 2012-08-31
Laredo Resources Corp.
filed 2012-11-29
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-54577

LAREDO RESOURCES CORP
(Exact name of registrant as specified in its charter)

Nevada	90-0822497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Jameson House 838 West Hastings Street Vancouver, B.C., Canada	V6C 0A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (604) 669-9000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 178,500,000 shares as of November 20, 2012.

PART I

Item 1. Business

Company Overview

We were incorporated on August 17, 2010, under the laws of the state of Nevada. We were originally engaged in the exploration of certain mineral claims located in Elko County, Nevada.  On September 10, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Ruth Cruz Santos.  Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, LRE Exploration LLC, to Ms. Santos.  In exchange for this assignment of membership interests, Ms. Santos agreed to assume and cancel all liabilities relating to our former business of exploring certain mining claims located in Elko County, Nevada.  In addition, Ms. Santos agreed to release all liability under certain promissory notes due and owing to her.  As a result of the Agreement, we are no longer pursuing the mineral exploration opportunities located in Elko County, Nevada.

We are currently pursuing a new mineral exploration opportunities under the direction of new management.  On November 2, 2012, we entered into a letter agreement with Magna Management Ltd. (“Magna”) under which we have been granted the exclusive right, for a period of sixty (60) days, to negotiate for the purchase of all rights held by Magna in the mineral property known as Pony Mountain Gold, located in the Mineral Hills District (commonly called the Pony District) in southwestern Montana.  During the exclusive negotiation period, we will have access to all documentation and information regarding the title and geology of the property and any other information necessary for the completion of our due diligence.  We anticipate that our purchase of Magna’s rights to the property, if consummated, would be made through a combination of cash payment and issuance of common stock, with the rights being assigned to a wholly-owned subsidiary to be formed.  Pricing and other details of the potential acquisition of Magna’s rights are the subject of ongoing negotiations.

The Pony Mountain Gold property is comprised of an approximately 4000-acre package of properties, assembled over the years by a local family and local geologist.  The property contains several previously-mined, underground hard-rock vein systems, such as the Mountain Cliff, Strawberry-Keystone, Amy, and Atlantic-Pacific (A-P) mines. Historically, the Pony Mountain Gold property has been productive, and we believe it has potential for new productivity.

In the event that we acquire Magna’s rights to the Pony Mountain Gold property, we will assume Magna’s rights and duties under a Memorandum of Understanding between Magna and the various owners of the property (the “MOU”).  As the assignee of Magna’s rights under the MOU, we would be entitled to exclusive proprietary marketing rights for the property in exchange for total payments of $3,000,000 to be made in quarterly installments of $250,000 each.  The deadline for the first installment payment to the owners, as currently extended, is December 5, 2012.  All net revenues received from third-party processors of material mined from the property will be paid to the owners of the property and applied to the total purchase price until paid in full.  The owners will retain a perpetual 2% net smelter royalty.  Closing of the transaction contemplated by the MOU will be documented under a definitive Mining Lease and Option Agreement.

Magna has engaged Moen Excavating, LLC to take and prepare samples from dumps located on the Pony Mountain Gold property, to coordinate laboratory testing of samples taken from the property, and to conduct negotiations with the Golden Sunlight-Barrick mill for the processing of material from the property. Magna has also agreed to engage Moen Excavating for all surface work on the property and for the future hauling of dump material from the property to the mill. In the event that we are assigned Magna’s rights to the property, we plan to continue the engagement with Moen Excavating as Magna’s assignee.

Item 2. Properties

We do not currently own or lease any real property.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “LRDR” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

A trading market for our securities did not begin to develop until after the fiscal year ended August 31, 2012.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2012
Quarter Ended	High $	Low $
August 31, 2012	N/A	N/A
May 31, 2012	N/A	N/A
February 29, 2012	N/A	N/A
November 30, 2011	N/A	N/A

Fiscal Year Ending August 31, 2011
Quarter Ended	High $	Low $
August 31, 2011	N/A	N/A
May 31, 2011	N/A	N/A
February 29, 2011	N/A	N/A
November 30, 2010	N/A	N/A

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

Holders of Our Common Stock

As of November 20, 2012, we had 178,500,000 shares of our common stock issued and outstanding, held by seventy-seven (77) shareholders of record.

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

Results of Operations for the Years Ended August 31, 2012 and August 31, 2011, and the Period From Inception (August 17, 2010) to August 31, 2012

We have had no revenue for the years ended August 31, 2012 and August 31, 2011, or for the period from Inception (August 17, 2010) through August 31, 2012. Our total expenses and net loss for the year ended August 31, 2012 were $56,356, and consisted of accounting and audit fees of $19,314, a loss on foreign exchange of $4, legal fees of $11,225, office expenses of $6,337, transfer and filing fees of $5,092, impairment of a former mineral property option in the amount of $20,000, interest expense of $4,384, and gain on forgiveness of debt in the amount of $10,000.  By comparison, our total expenses and net loss for the year ended August 31, 2011 were $56,789, and consisted of audit and accounting fees of $15,328, a gain on foreign exchange of $4, legal fees of $26,034, mineral exploration costs of $4,500, office expenses of $6,380, transfer and filing fees of $3,140, and interest expense of $1,411.  Our total expenses and net loss for the period from Inception (August 17, 2010) through August 31, 2012 were $120,470.

Liquidity and Capital Resources

As of August 31, 2012, we had total current assets of $368, consisting entirely of cash. Our total current liabilities as of August 31, 2012 were $91,056, and consisted of a related party note payable of $86,500, accrued interest due to a related party of $3,998, and accounts payable of $558. We had a working capital deficit of $90,688 as of August 31, 2012.

Operating activities used $48,674 in net cash during the fiscal year ended August 31, 2012.  Operating activities used $54,858 in net cash during the fiscal year ended August 31, 2011.  From Inception (August 17, 2010) through August 31, 2012, operating activities used a total of $104,117 in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities generated cash of $47,500 during the fiscal year ended August 31, 2012,  as against $39,000 during the fiscal year ended August 31, 2011 and $114,485 from inception (August 17, 2010) through August 31, 2010.  The source of this cash was the proceeds of related party notes payable.

On September 10, 2012, pursuant to the terms of the Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations with our former sole officer and director, Ruth Cruz Santos, our liability under the related party notes payable reported for the fiscal year ended August 31, 2012 was discharged.

Also, on September 10, 2012, we received new financing in the amount of $20,000 from our current President, Robert Gardner, under the terms of a Promissory Note.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2014.

As discussed above, we will require financing in the amount of $3,000,000 to complete our planned acquisition of the Pony Mountain Gold property.  Also, significant additional financing may be required in order to commence the active production of precious metals on those mining claims. We intend to fund our acquisition of the Pony Mountain Gold property rights, as well as our initial operations, through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, in amounts sufficient to fund our planned acquisitions and other activities, or at all.

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $120,470 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of August 31, 2012 and 2011;
F-3	Consolidated Statements of Operations for the years ended August 31, 2012 and August 31, 2011, and for the period from Inception (August 17, 2010) through August 31, 2012;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (August 17, 2010) to August 31, 2012;
F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2012 and August 31, 2011, and for the period from Inception (August 17, 2010) through August 31, 2012;
F-6	Notes to Financial Statements

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Laredo Resources Corp.

We have audited the accompanying consolidated balance sheets of Laredo Resources Corp. (An Exploration Stage Company) (the “Company”) as of August 31, 2012 and 2011 and the consolidated related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (August 17, 2010) through August 31, 2012. Laredo Resources Corp. management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Resources Corp. (An Exploration Stage Company) as of August 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (August 17, 2010) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

November 1, 2012

______________________________________________________________________

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Audited)

	August 31,
ASSETS	2012	2011

Current assets
Cash	$368	$1,542
Prepaid expenses	-	3,000
Total current assets	368	4,542

Property option - Note 4	-	10,000

Total assets	$368	$14,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$558	$10,260
Accrued interest, related party - Note 5	3,998	-
Note payable, related party - Note 5	86,500	-
Total current liabilities	91,056	10,260

Long term liabilities
Accrued interest, related party - Note 5	-	516
Note payable, related party - Note 5	-	39,000
Total long term liabilities	-	39,516

Total liabilities	$91,056	$49,776

Stockholders’ deficit

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
4,500,000,000 shares authorized
178,500,000 shares issued and outstanding - Notes 6	178,500	178,500
Additional paid-in capital	-	-
Deficit accumulated during the exploration stage	(269,188)	(213,734)
Total stockholders’ deficit	(90,688)	(35,234)

Total liabilities and stockholders’ deficit	$368	$14,542

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Audited)

			From
			Inception
			(August 17,
	Year Ended	Year Ended	2010) to
	August 31,	August 31,	August 31,
	2012	2011	2012

Expenses
Accounting and audit	$19,314	$15,328	$34,642
Foreign exchange (gain) loss	4	(4)	785
Legal fees	11,225	26,034	43,549
Mineral property exploration costs	-	4,500	4,500
Office expenses	6,337	6,380	12,967
Transfer and filing fees	5,092	3,140	8,232
Impairment of mineral property option	20,000	-	20,000

Net operating loss	(61,972)	(55,378)	(124,675)

Other expense
Forgiveness of debt - Note 4	10,000	-	10,000
Interest expense - Note 5	(4,384)	(1,411)	(5,795)

Net loss	$(56,356)	$(56,789)	$(120,470)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	178,500,000	178,500,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (August 17, 2010) to August 31, 2012

(Stated in US Dollars)

(Audited)

						Deficit
					Additional	Accumulated
					Paid-in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash	-	-	100,000,000	100,000	-	(84,375)	15,625
Capital stock issued for cash, net of commission	-	-	78,500,000	78,500	-	(66,140)	12,360
Net loss	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010	-	-	178,500,000	178,500	-	(157,840)	20,660

Capital contribution by president - Note 5	-	-	-	-	-	895	895
Net loss	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011	-	$-	178,500,000	178,500	-	(213,734)	(35,234)

Capital contribution by president - Note 5	-	-	-	-	-	902	902
Net loss	-	-	-	-	-	(56,356)	(56,356)

Balance, August 31, 2012	-	$-	178,500,000	$178,500	$-	$(269,188)	$(90,688)

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Audited)

			From
			Inception
			(August 17
	Year Ended		2010) to
	August 31		August 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(56,356)	$(56,789)	$(120,470)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	902	895	1,797
Forgiveness of debt	(10,000)	-	(10,000)
Write off of property option	20,000	-	20,000
Changes in operating assets and liabilities:
Accrued interest	3,482	516	3,998
Prepaid expenses	3,000	(3,000)	-
Accounts payable and accrued liabilities	(9,702)	3,520	558

Net cash used in operating activities	(48,674)	(54,858)	(104,117)

Cash Flows from Investing Activities
Acquisition of property option	-	(10,000)	(10,000)

Net cash used in investing activity	-	(10,000)	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,985
Notes payable, related party	47,500	39,000	86,500

Net cash provided by financing activities	47,500	39,000	114,485

Net (decrease) increase in cash during the year	(1,174)	(25,858)	368

Cash, beginning of the year	1,542	27,400	-

Cash, end of the year	$368	$1,542	$368

Supplemental information
Cash paid for:
Accrual of mineral property	$10,000	$-	$10,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

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

On November 30, 2010, LRE entered into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. (Note 4).  During the year ended August 31, 2012, the Company abandoned the property.

Effective October 30, 2012, the Company increased the number of authorized common shares of the Company from 90,000,000 to 4,500,000,000 shares per director’s resolution dated October 30, 2012.  The Company also conducted a fifty to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 3,570,000 shares to 178,500,000 shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $120,470 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At August 31, 2012, the balance did not exceed the federally insured limit.

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

August 31, 2012 and 2011

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of August 31, 2012, the Company has determined no provision for ARO’s is required.

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

August 31, 2012 and 2011

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

August 31, 2012 and 2011

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

(Stated in US Dollars)

Note 3

Financial Instruments - (continued)

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable in management’s opinion approximates fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4

Mineral Property

	August 31,	August 31,
	2012	2011
ABR Claims
Option Costs	$-	$10,000

Net cost	$-	$10,000

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

As at August 31, 2012, the Company had incurred $10,000 in acquisition costs and accrued an additional $10,000 in the form of option payments to Arbutus per the option agreement. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

(Stated in US Dollars)

Note 4

Mineral Property - (continued)

From Inception (August 17, 2010) to August 31, 2012, the Company had incurred an aggregate amount of $4,500 for geological surveys, which are considered geological and geophysical costs which are expensed when incurred.

During August 2012, the Company abandoned the property and all property option costs incurred were written off.  The Company also negotiated the forgiveness of $10,000 which was due pursuant to the property option agreement on November 30, 2012.

Note 5

Related Party Transactions

On May 21, 2012, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2014.  During the year ended August 31, 2012, the Company accrued $270 (2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of August 31, 2012 was $270 (2011 - $nil).

On March 20, 2012, the Company President loaned $7,500 to the Company and the Company issued a promissory note in the amount of $7,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.  During the year ended August 31, 2012, the Company accrued $202 (2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of August 31, 2012 was $202 (2011 - $nil).

On November 22, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on November 30, 2013.  During the year ended August 31, 2012, the Company accrued $698 (2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of August, 2012 was $698 (2011 - $nil).

On September 13, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.  During the year ended August 31, 2012, the Company accrued $870 (2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of August 31, 2012 was $870 (2011 - $nil).

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the year ended August 31, 2012, the Company accrued $240 (2011 - $6) of interest expense in respect of this note payable.  Total accrued interest on this note as of August 31, 2012 was $246 (2011 - $6).

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

(Stated in US Dollars)

Note 5

Related Party Transactions - (continued)

On May 10, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the year ended August 31, 2012, the Company accrued $601 (2011 - $186) of interest expense in respect of this note payable.  Total accrued interest on this note as of August 31, 2012 was $787 (2011 - $186).

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the year ended August 31, 2012, the Company accrued $601 (2011 - $324) of interest expense in respect of this note payable.  Total accrued interest on this note as of August 31, 2012 was $925 (2011 - $324).

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the year ended August 31, 2012, the Company accrued $902 (2011 - $895) of interest expense in respect of this note payable.  The Company also recorded a capital contribution for the year ended August 31, 2012 of $902 (2011 - $895) in respect of the imputed interest charged on this note payable.

On August 19, 2010, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0078 per share for aggregate proceeds of $15,625 from the Company’s president.  The subscription agreement permitted the Company to accept 200,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

Subsequent to the year end, on September 10, 2012, the President resigned and her controlling interest of 100,000,000 post split shares was transferred to a third party who subsequently was appointed President.

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest to the date of the transaction.  As at August 31, 2012, this amount aggregated $90,688.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

(Stated in US Dollars)

Note 6

Capital Stock

The Company has 10,000,000 shares of authorized preferred stock with a par value of 0.001 per share.  There were zero shares of preferred stock issued and outstanding as of August 31, 2012 and 2011.

The Company has 4,500,000,000 shares of authorized common stock, with a par value of 0.001 per share.  There were 3,570,000 shares of common stock issued and outstanding as of August 31, 2012 and 2011.  Following a forward split on the basis of 50 for 1 effective October 30, 2012, there were 178,500,000 shares of common stock issued and outstanding.

Issued:

On August 19, 2010, the Company issued 100,000,000 post split shares of common stock to the Company’s president at $0.000156 per share for total proceeds of $15,625.

On August 27, 2010, the Company issued 78,500,000 shares of common stock at $0.000157 per share for total proceeds of $12,560 pursuant to a private placement.  The Company paid commissions of $200 for net proceeds of $12,360.

All references in these financial statements to number of common shares, price per share and weighted number of common shares outstanding prior to 50 to 1 stock split on October 30, 2012 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

Note 7

Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended
	August 31,
	2012	2011

Basic statutory and state income tax rate	35.0%	35.0%

Approximate loss before income taxes	$56,356	$56,789

Expected approximate tax recovery on net loss, before income tax	$19,700	$19,900
Valuation allowance	(19,700)	(19,900)

Deferred income tax recovery	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	August 31,	August 31,
	2012	2011

Deferred income tax assets
Non-capital losses carried forward	$42,200	$22,500
Less: valuation allowance	(42,200)	(22,500)

Deferred income tax assets	$-	$-

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2012 and 2011

(Stated in US Dollars)

Note 7

Income Taxes - (continued)

At August 31, 2012, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $120,470 which are available to reduce taxable income in future years.

These losses expire as follows:

Year of Expiry	Amount

2030	$7,325
2031	$56,789
2032	$56,356

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8

Subsequent Events

i)

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest entered into prior to August 31, 2012.

ii)

On September 10, 2012, the Company issued a promissory note of $20,000 to the Company’s newly appointed president and received $20,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2014.

iii)

Effective October 30, 2012, the Company increased the number of authorized common shares of the Company from 90,000,000 to 4,500,000,000 shares per director’s resolution dated October 30, 2012.  The Company also conducted a fifty to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 3,570,000 shares to 178,500,000 shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

iv)

On November 2, 2012, the Company entered into a letter agreement with Magna Management Ltd. (“Magna”) whereby the Company was granted the exclusive right, for a period of sixty days, to negotiate for the acquisition of all rights held by Magna in a mineral Property known as Pony Gold Mountain located in southwestern Montana.

Note 8

Subsequent Events (Continued)

Should the acquisition be completed as contemplated the Company pay $3,000,000 in quarterly instalments of $250,000 commencing December 5, 2012. for the property.  The agreement is subject to a 2% net smelter royalty.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held
Robert Gardner	72	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert Gardner was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director on September 10, 2012.  He is the Proprietor and Principal of Gardner & Associates in Vancouver.  He is a Barrister and Solicitor in the Province of British Columbia where he was called and admitted in 1966.  He is currently President of Q-Gold Resources Ltd., a position he has held since approximately July of 2010. Formerly, he was Chairman of Viridis Energy, Inc. from approximately December 2009 until April 2011.  He also served as President, CFO and Secretary of First Star Resources, Inc. from November 2010 through approximately December 2011. He was a member of the Board and Chairman of Stealth Energy from approximately 2006 until his resignation in approximately July 2011. He was Chairman and a member of the Board of Genco Resources (now Silvermex Resources, Inc.) from approximately February 2003 until his resignation in May 2010.  During his time at Genco Resources, he also served as acting CEO from January 2009 to February 2010. He was a Director for Kootenay Gold, Inc. from June 2003 until his resignation in March 2009. He served as Chairman of Andover Resources from December 2006 until his resignation in September 2008.  He was on the Board of Chief Consolidated Mining as an U.S.-associated company to Andover from March 2008 until his resignation in 2010. He was a Director for Atlas Technology Group from August 2005 until his resignation in February 2009. He served as Chairman of Bolero Resources Corp. from February 2006 until his resignation in February 2008. He was on the Board of Directors of Getty Copper from approximately 2003 until his resignation in November 2004. He was a director of Triple Dragon Resources, Inc. from February 23, 2006 to June 4, 2007.

Mr. Gardner was called to the Bar of England and Wales in 1964 and called and admitted in British Columbia in 1966.  He is a member of the Honourable Society of the Inner Temple (London).  He graduated from Cambridge University in 1961 with a BA, in 1962 with an LLB, in 1965 with an MA, and in 1995 with an LLM.  He was made a Queens Counsel in 1989.

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

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of August 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We do not currently pay compensation to our sole officer and director, Robert Gardner.  Our sole executive officer holds substantial ownership in the company and is generally motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Gardner, President, CEO, and CFO	2012 2011	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a
Ruth Cruz Santos, former officer	2012 2011	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Robert Gardner	-	-	-	-	-	-	-	-	-
Ruth Cruz Santos, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Gardner	-	-	-	-	-	-	-
Ruth Cruz Santos, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 20, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:

Common	Robert Gardner 300 Jameson House 838 West Hastings Street Vancouver, B.C. V6C 0A6 Canada	100,000,000	56.02%

Common	Total all executive officers and directors	100,000,000	56.02%

Common	5% Shareholders	None

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

1.

On September 10, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our sole officer and director, Ruth Cruz Santos.  Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, LRE Exploration LLC, to Ms. Santos.  In exchange for this assignment of membership interests, Ms. Santos agreed to assume and cancel all liabilities relating to our former business of exploring certain mining claims located in Elko County, Nevada.  In addition, Ms. Santos agreed to release all liability under certain promissory notes due and owing to her.

2.

On September 10, 2012, we received new financing in the amount of $20,000 from our current President, Robert Gardner, under the terms of a Promissory Note.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2014.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$4,000	$0	$1,700	$0
2011	$5,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations(2)
10.2	Promissory Note issued to Robert Gardner
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registration Statement on Form S-1 filed December 26, 2010.

(2) Incorporated by reference to Current Report on Form 8-K filed September 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO RESOURCES CORP

By:	/s/ Robert Gardner
Robert Gardner
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	November 28, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Gardner
Robert Gardner
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	November 28, 2012