Form 10-K/A
period 2012-08-31
Laredo Resources Corp.
filed 2012-12-21
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Laredo Resources Corp. (the “Company”) for the year ended August 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 29, 2012. The Amendment is being filed to submit Exhibit 99.1, 99.2, 99.3 and 99.4. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing.  In addition, the Amendment revises certain disclosures related to the Company’s Audit Committee.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Audit Committee

Our Audit Committee currently consists of our sole director, Robert Gardner. The Audit Committee is governed by a written Charter, a copy of which is furnished as Exhibit 99.1.  A copy of the Audit Committee Charter is not currently available on our website. The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Audit Committee does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Report of the Audit Committee

In connection with the financial statements for the year ended August 31, 2012, the Audit Committee has:

(1) Reviewed and discussed the audited financial statements with management;
(2) Discussed with De Joya Griffith, LLC, the Company's independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended and as adopted by the Public Company Accounting Oversight Board; and
(3) Received the written disclosure and letter from De Joya Griffith, LLC regarding the auditors' independence required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with the independent auditors, the independent auditor's independence.

Based upon these reviews and discussions, the Audit Committee recommended to the Board that the Company's audited financial statements be included in the Annual Report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission. The Board approved this inclusion.

The Audit Committee

Robert Gardner, sole member.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$4,000	$0	$1,700	$0
2011	$5,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations(2)
10.2	Promissory Note issued to Robert Gardner(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter
99.2	Whistle Blower Policy
99.3	Canadian NP 58-101 Disclosures
99.4	Canadian NP 52-110 Disclosures

(1) Incorporated by reference to Registration Statement on Form S-1 filed December 26, 2010.

(2) Incorporated by reference to Current Report on Form 8-K filed September 14, 2012

(3) Incorporated by reference to Annual Report on Form 10-K filed November 29, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO RESOURCES CORP

By:	/s/ Robert Gardner
Robert Gardner
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	December 21, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Gardner
Robert Gardner
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	December 21, 2012