Form 10-Q
period 2012-11-30
Laredo Resources Corp.
filed 2013-01-22
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-54577

Laredo Resources Corp.

(Exact name of registrant as specified in its charter)

NV	90-0822497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Jameson House, 838 West Hastings Street, Vancouver, B.C., Canada V6C 0A6
(Address of principal executive offices)

(604) 669-9000
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,500,000 as of January 11, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2012 (unaudited) and August 31, 2012;
F-2	Statements of Operations for the three months ended November 30, 2012 and 2011 and period from Inception (August 17, 2010) to November 30, 2012 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from Inception (August 17, 2010) to November 30, 2012 (unaudited);
F-4	Statements of Cash Flows for the three months ended November 30, 2012 and 2011 and period from Inception (August 17, 2010) to November 30, 2012 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2012, are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2012

(Stated in US Dollars)

(Unaudited)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	November 30,	August 31,
	2012	2012

ASSETS

Current assets
Cash	$702	$368
Total current assets	702	368

Total assets	$702	$368

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$49,896	$558
Accrued interest, related party - Note 7	260	3,998
Note payable, related party - Note 7	20,000	86,500
Total current liabilities	70,156	91,056

Total liabilities	$70,156	$91,056

Stockholders’ deficit

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
4,500,000,000 shares authorized
178,500,000 shares issued and outstanding - Notes 8	178,500	178,500
Additional paid-in capital	92,886	1,797
Deficit accumulated during the exploration stage	(340,840)	(270,985)
Total stockholders’ deficit	(69,454)	(90,688)

Total liabilities and stockholders’ deficit	$702	$368

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17,
	Three Months Ended		2010) to
	November 30,		November 30,
	2012	2011	2012

Expenses
Accounting and audit	$9,476	$6,956	$44,118
Foreign exchange loss	54	6	839
Legal fees	21,684	4,039	65,233
Management fees	16,000	-	16,000
Mineral property exploration costs	-	-	4,500
Office expenses	1,558	1,627	14,525
Transfer and filing fees	20,682	2,955	28,914
Impairment of mineral property option	-	-	20,000

Net operating loss	(69,454)	(15,583)	(194,129)

Other income (expense)
Forgiveness of debt	-	-	10,000
Interest expense - Note 7	(401)	(671)	(6,196)

Net loss	$(69,855)	$(16,254)	$(190,325)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	178,500,000	178,500,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (August 17, 2010) to November 30, 2012

(Stated in US Dollars)

(Unaudited)

						Deficit
					Additional	Accumulated
					Paid in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$ -	-	$ -	$ -	$ -	$ -

Capital stock issued to founder for cash	-	-	100,000,000	100,000	-	(84,375)	15,625
Capital stock issued for cash, net of commission	-	-	78,500,000	78,500	-	(66,140)	12,360
Net loss	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010	-	-	178,500,000	178,500	-	(157,840)	20,660

Capital contribution by president - Note 7	-	-	-	-	895	-	895
Net loss	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011	-	-	178,500,000	178,500	895	(214,629)	(35,234)

Capital contribution by president - Note 7	-	-	-	-	902	-	902
Net loss	-	-	-	-	-	(56,356)	(56,356)

Balance, August 31, 2012	-	-	178,500,000	178,500	1,797	(270,985)	(90,688)

Capital contribution by president - Note 7	-	-	-	-	25	-	25
Sale of Subsidiary	-	-	-	-	91,064	-	91,064
Net loss	-	-	-	-	-	(69,855)	(69,855)

Balance, November 30, 2012	-	$ -	178,500,000	$ 178,500	$ 92,886	$ (340,840)	$ (69,454)

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17
	Three Months Ended		2010) to
	November 30,		November 30,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(69,855)	$(16,254)	$(190,325)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	25	150	1,822
Forgiveness of debt	-	-	(10,000)
Write off of property option	-	-	20,000
Changes in operating assets and liabilities:
Accrued interest	376	521	4,374
Prepaid expenses	-	3,000	-
Accounts payable and accrued liabilities	49,788	(7,975)	50,346

Net cash used in operating activities	(19,666)	(20,558)	(123,783)

Cash Flows from Investing Activities
Acquisition of property option	-	-	(10,000)

Net cash used in investing activity	-	-	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,985
Notes payable, related party	20,000	30,000	106,500

Net cash provided by financing activities	20,000	30,000	134,485

Net (decrease) increase in cash during the year	334	9,442	702

Cash, beginning of the year	368	1,542	-

Cash, end of the year	$702	$10,984	$702

Supplemental information
Cash paid for:
Accrual of mineral property	$-	$10,000	$10,000
Accounts payable settled in connection with sale of subsidiary	$450	$-	$450
Accrued interest, related party, settled in connection with sale of subsidiary	$4,114	$-	$4,114
Notes payable, related party, settled in connection with sale of subsidiary	$86,500	$-	$86,500

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying November 30, 2012 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the Company’s August 31, 2012 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2013.

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

On September 10, 2012, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the Agreement, the Company’s interest in LRE was transferred to the former President and the former president assumed all liabilities of LRE and the Company received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest entered into prior to August 31, 2012.

Effective October 30, 2012, the Company increased the number of authorized common shares of the Company from 90,000,000 to 4,500,000,000 shares per director’s resolution dated October 30, 2012.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $340,840 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3  Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in US dollars.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements include the accounts of the Company and LRE Exploration LLC. (“LRE”), until LRE was disposed of by sale to the former president on September 10, 2012.  Accordingly, the statements of operations and cash flows presented include the results of LRE from August 31, 2010 to September 10, 2012, and the balance sheet presented at November 30, 2012 is solely that of Laredo Resources Corp.  The balance sheet presented at August 31, 2012 comprises Laredo Resources Corp and its wholly owned subsidiary LRE.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company.  All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2012, the balance did not exceed the federally insured limit.

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of November 30, 2012, the Company has determined no provision for ARO’s is required.

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

Notes to Financial Statements

November 30, 2012

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (continued)

Income Taxes - (continued)

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

Note 4  Sale of Subsidiary

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest entered into prior to August 31, 2012.

The following table summarizes the identifiable assets and liabilities of LRE that were disposed of, the consideration received, and the loss of LRE for the period from September 1, 2012 to September 10, 2012.

November 30
2012
Identifiable Assets and Liabilities
Accounts payable	$ (450)
Amount owed to Laredo Resources Corp	(17,550)
Net liabilities of LRE	(18,000)

Consideration Received
Settlement of accounts payable, promissory notes, and accrued interest	91,064
Elimination of accumulated losses of LRE	18,000
99,064

Sale of subsidiary- related party	$ 91,064

Loss for the period from September 1, 2012 to September 10, 2012	$ -

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 5  Financial Instruments

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities and notes payable in management’s opinion approximates fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 6  Mineral Property

	November 30,	August 31,
	2012	2012
ABR Claims
Option Costs	$ -	$ -

Net cost	$ -	$ -

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

Payments to Arbutus

·

$10,000 upon execution of option agreement;

·

$10,000 on or before November 30, 2011 (payment extended to November 30, 2012);

·

$20,000 on or before November 30, 2012; and

·

$50,000 on or before November 30, 2013.

Exploration Expenditures

·

$15,000 in aggregate exploration expenditures prior to November 30, 2012;

·

$65,000 in aggregate exploration expenditures prior to November 30, 2013; and

·

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 7  Related Party Transactions

All related party transactions have been measured at the exchange value which was the amount of consideration established and agreed to by the related parties.

As at November 30, 2012, accounts payable and accrued liabilities includes $16,000 (August 31, 2012 - $nil) owing to the President.

During the three month period ended November 30, 2012, the Company incurred management fees of $16,000 (three month period ended November 30, 2011 - $nil) owing to the Company’s president.

On May 21, 2012, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2014.  During the three month period ended November 30, 2012, the Company accrued $16 (three month period ended November 30, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $286 (August 31, 2012 - $270).

On March 20, 2012, the Company President loaned $7,500 to the Company and the Company issued a promissory note in the amount of $7,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.  During the three month period ended November 30, 2012, the Company accrued $12 (three month period ended November 30, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $214 (August 31, 2012 - $202)

On November 22, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on November 30, 2013.  During the three month period ended November 30, 2012, the Company accrued $24 (three month period ended November 30, 2011 - $20) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $722 (August 31, 2012 - $698)

On September 13, 2011, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.  During the three month period ended November 30, 2012, the Company accrued $25 (three month period ended November 30, 2011 - $192) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $895 (August

31, 2012 - $870)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 7  Related Party Transactions - (continued)

On August 22, 2011, the Company President loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the three month period ended November 30, 2012, the Company accrued $7 (three month period ended November 30, 2011 - $60) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $253 (August 31, 2012 - $246)

On May 10, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the three month period ended November 30, 2012, the Company accrued $16 (three month period ended November 30, 2011 - $149) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $803 (August 31, 2012 - $787).

On February 15, 2011, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the three month period ended November 30, 2012, the Company accrued $16 (three month period ended November 30, 2011 - $100) of interest expense in respect of this note payable.  Total accrued interest on this note as of September 10, 2012 was $941 (August 31, 2012 - $925)

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  During the three month period ended November 30, 2012, the Company accrued $25 (three month period ended November 30, 2011 - $150) of interest expense in respect of this note payable.  The Company also recorded a capital contribution for the three month period ended November 30, 2012 of $25 (three month period ended November 30, 2011 - $150) in respect of the imputed interest charged on this note payable.

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

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 7  Related Party Transactions - (continued)

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest to the date of the transaction.  As at September 10, 2012, this amount aggregated $90,614.

On September 10, 2012, the Company issued a promissory note of $20,000 to a Company controlled by the Company’s newly appointed president and received $20,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 10, 2013.  During the three month period ended November 30, 2012, the Company accrued $260 (three months ended November 30, 2011 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of November 30, 2012 was $260 (August 31, 2012 - $nil)

Note 8  Capital Stock

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

Note 9  Proposed Transaction

On November 2, 2012, the Company entered into a letter agreement with Magna Management Ltd. (“Magna”) whereby the Company was granted the exclusive right, for a period of sixty days, to negotiate for the acquisition of all rights held by Magna in a mineral Property known as Pony Gold Mountain located in southwestern Montana.

Should the acquisition be completed as contemplated the Company pay $3,000,000 in quarterly instalments of $250,000 commencing December 5, 2012 for the property.  The agreement is subject to a 2% net smelter royalty.

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

We are currently pursuing a new mineral exploration opportunities under the direction of new management. On November 2, 2012, we entered into a letter agreement with Magna Management Ltd. (“Magna”) under which we have been granted the exclusive right, for a period of sixty (60) days, to negotiate for the purchase of all rights held by Magna in the mineral property known as Pony Mountain Gold, located in the Mineral Hills District (commonly called the Pony District) in southwestern Montana. By agreement with the Magna, the option period has been extended to February 20, 2013. During the exclusive negotiation period, we will have access to all documentation and information regarding the title and geology of the property and any other information necessary for the completion of our due diligence. We anticipate that our purchase of Magna’s rights to the property, if consummated, would be made through a combination of cash payment and issuance of common stock, with the rights being assigned to a wholly-owned subsidiary to be formed. Pricing and other details of the potential acquisition of Magna’s rights are the subject of ongoing negotiations.

The Pony Mountain Gold property is comprised of an approximately 4000-acre package of properties, assembled over the years by a local family and local geologist. The property contains several previously-mined, underground hard-rock vein systems, such as the Mountain Cliff, Strawberry-Keystone, Amy, and Atlantic-Pacific (A-P) mines. Historically, the Pony Mountain Gold property has been productive, and we believe it has potential for new productivity.  Recently, thirty-eight additional mining claims have been added to the property.  They were located and physically staked by Gene Nellis, a geologist, and his staking crew, under contract with Magna. As a result, the total package under option amounts to 110 unpatented mining claims.

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

Results of Operations for the three months ended November 30, 2012 and 2011 and for the period from Inception (August 17, 2010) through November 30, 2012.

We have had no revenue for the three months ended November 30, 2012 and August 31, 2011, or for the period from Inception (August 17, 2010) through November 30, 2012. Our total expenses and net loss for the three months ended November 30, 2012 were $69,855.  Our expenses during the period consisted of accounting and audit fees of $9,476, a loss on foreign exchange of $54, legal fees of $21,684, management fees of $16,000, office expenses of $1,558, transfer and filing fees of $20,682, and interest expense of $401. By comparison, our total expenses and net loss for the three months ended November 30, 2011 were $16,254.  Our expenses for the period consisted of audit and accounting fees of $6,956, a loss on foreign exchange of $6, legal fees of $4,039, office expenses of $1,627, transfer and filing fees of $2,955, and interest expense of $671. Our total expenses and net loss for the period from Inception (August 17, 2010) through November 30, 2012 were $190,325.

Liquidity and Capital Resources

As of November 30, 2012, we had total current assets of $702, consisting entirely of cash. Our total current liabilities as of November 30, 2012 were $70,156, and consisted of a related party note payable of $20,000, accrued interest due to a related party of $260, and accounts payable and accrued liabilities of $49,896. We had a working capital deficit of $69,454 as of November 30, 2012.

Operating activities used $19,666 in net cash during the three months ended November 30, 2012. Operating activities used $20,558 in net cash during the three months ended November 30, 2011. From Inception (August 17, 2010) through November 30, 2012, operating activities used a total of $123,783 in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities generated cash of $20,000 during the three months ended November 30, 2012, as against $30,000 during the three months ended November 30, 2011 and $134,485 from inception (August 17, 2010) through November 30, 2012. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock.

On September 10, 2012, pursuant to the terms of the Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations with our former sole officer and director, Ruth Cruz Santos, our liability under the related party notes payable reported for the fiscal year ended August 31, 2012 was discharged.

Also on September 10, 2012, we received new financing in the amount of $20,000 from our current President, Robert Gardner, under the terms of a Promissory Note. The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Robert Gardner.

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

Item 1A. Risk Factors

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

(1)

Incorporated by reference to the Quarterly Report on Form 10-Q filed on April 10, 2012.

(2)

Incorporated by reference to the Quarterly Report on Form 10-Q filed on April 10, 2012.

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAREDO RESOURCES, CORP.

Date:	January 22, 2013

/s/ Robert Gardner
By:	Robert Gardner
Title:	Chief Executive Officer and Chief Financial Officer