Form 10-Q
period 2013-02-28
Laredo Resources Corp.
filed 2013-04-22
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,500,000 as of April 18, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2013 (unaudited) and August 31, 2012;
F-2	Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012 and period from Inception (August 17, 2010) to February 28, 2013 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from Inception (August 17, 2010) to February 28, 2013 (unaudited);
F-4	Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012 and period from Inception (August 17, 2010) to February 28, 2013 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 28, 2013

(Stated in US Dollars)

(Unaudited)

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	February 28,	August 31,
	2013	2012
ASSETS

Current assets
Cash	$763	$368
Total current assets	763	368

Total assets	$763	$368

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$43,136	$558
Accounts payable, related party	45,998	-
Accrued interest, related party - Note 7	556	3,998
Note payable, related party - Note 7	20,000	86,500
Total current liabilities	109,690	91,056

Total liabilities	109,690	91,056

Stockholders’ deficit

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
4,500,000,000 shares authorized
178,500,000 shares issued and outstanding - Notes 8	178,500	178,500
Additional paid-in capital	92,886	1,797
Deficit accumulated during the exploration stage	(380,313)	(270,985)
Total stockholders’ deficit	(108,927)	(90,688)

Total liabilities and stockholders’ deficit	$763	$368

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					From
					Inception
					(August 17,
	Three Months Ended		Six Months Ended		2010) to
	February 28,	February 29,	February 28,	February 29	February 28,
	2013	2012	2013	2012	2013

Expenses
Accounting and audit	$6,024	$3,594	$15,500	$10,550	$50,142
Foreign exchange (gain) loss	(2,381)	(2)	(2,327)	4	(1,542)
Impairment of mineral property option	-	-	-	-	20,000
Legal fees	9,135	887	30,819	4,926	74,368
Management fees	22,080	-	38,080	-	38,080
Mineral property exploration costs	-	-	-	-	4,500
Office expenses	2,265	1,562	3,823	3,189	16,790
Transfer and filing fees	2,054	605	22,736	3,560	30,968

Operating loss before interest expense	(39,177)	(6,646)	(108,631)	(22,229)	(233,306)

Forgiveness of debt	-	-	-	-	10,000
Interest expense	(296)	(1,156)	(697)	(1,827)	(6,492)

Net loss	$(39,473)	$(7,802)	$(109,328)	$(24,056)	$(229,798)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	178,500,000	178,500,000	178,500,000	178,500,000

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (August 17, 2010) to February 28, 2013

(Stated in US Dollars)

(Unaudited)

						Deficit
					Additional	Accumulated
					Paid in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (August 17, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash	-	-	100,000,000	100,000	-	(84,375)	15,625
Capital stock issued for cash, net of commission	-	-	78,500,000	78,500	-	(66,140)	12,360
Net loss	-	-	-	-	-	(7,325)	(7,325)

Balance, August 31, 2010	-	-	178,500,000	178,500	-	(157,840)	20,660

Capital contribution by president - Note 7	-	-	-	-	895	-	895
Net loss	-	-	-	-	-	(56,789)	(56,789)

Balance, August 31, 2011	-	-	178,500,000	178,500	895	(214,629)	(35,234)

Capital contribution by president - Note 7	-	-	-	-	902	-	902
Net loss	-	-	-	-	-	(56,356)	(56,356)

Balance, August 31, 2012	-	-	178,500,000	178,500	1,797	(270,985)	(90,688)

Capital contribution by president - Note 7	-	-	-	-	25	-	25
Sale of Subsidiary	-	-	-	-	91,064	-	91,064
Net loss	-	-	-	-	-	(109,328)	(109,328)

Balance, February 28, 2013	-	$-	178,500,000	$178,500	$92,886	$(380,313)	$(108,927)

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			Inception
			(August 17
	Six Months Ended		2010) to
	February 28,	February 29,	February 28,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(109,328)	$(24,056)	$(229,798)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	25	449	1,822
Forgiveness of debt	-	-	(10,000)
Write off of property option	-	-	20,000
Changes in operating assets and liabilities:
Accrued interest	672	1,378	4,670
Prepaid expenses	-	3,000	-
Accounts payable and accrued liabilities	89,026	(9,735)	89,584

Net cash used in operating activities	(19,605)	(28,694)	(123,722)

Cash Flows from Investing Activities
Acquisition of property option	-	-	(10,000)

Net cash used in investing activity	-	-	(10,000)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,985
Notes payable, related party	20,000	30,000	106,500

Net cash provided by financing activities	20,000	30,000	134,485

Net increase in cash during the year	395	1,036	763

Cash, beginning of the year	368	1,542	-

Cash, end of the year	$763	$2,578	$763

Supplemental information
Non-cash activities:
Accrual of mineral property	$-	$10,000	$10,000
Accounts payable settled in connection with sale of subsidiary	$450	$-	$450
Accrued interest, related party, settled in connection with sale of subsidiary	$4,114	$-	$4,114
Notes payable, related party, settled in connection with sale of subsidiary	$86,500	$-	$86,500
Gain from foreign exchange	$2,381	$-	$2,381

The accompanying notes are an integral part of these financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2013

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying February 28, 2013 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the Company’s August 31, 2012 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the six months ended February 28, 2013 are not necessarily indicative of the results that can be expected for the year ending August 31, 2013.

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

February 28, 2013

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated deficit of $380,313 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

February 28, 2013

(Stated in US Dollars)

(Unaudited)

Note 3

Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements include the accounts of the Company and LRE Exploration LLC. (“LRE”), until LRE was disposed of by sale to the former president on September 10, 2012.  Accordingly, the statements of operations and cash flows presented include the results of LRE from August 31, 2010 to September 10, 2012, and the balance sheet presented at February 28, 2013 is solely that of Laredo Resources Corp.  The balance sheet presented at August 31, 2012 comprises Laredo Resources Corp and its wholly owned subsidiary LRE.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company.  All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2013 or August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 28, 2013, the balance did not exceed the federally insured limit.

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

February 28, 2013

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of February 28, 2013, the Company has determined no provision for ARO’s is required.

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

February 28, 2013

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

February 28, 2013

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

September 10
2012
Identifiable Assets and Liabilities
Accounts payable	$(450)
Amount owed to Laredo Resources Corp	(17,550)
Net liabilities of LRE	(18,000)

Consideration Received
Settlement of accounts payable, promissory notes, and accrued interest	91,064
Elimination of accumulated losses of LRE	18,000
109,064

Sale of subsidiary- related party	$91,064

Loss for the period from September 1, 2012 to September 10, 2012	$-

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2013

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

February 28, 2013

(Stated in US Dollars)

(Unaudited)

Note 6

Mineral Property

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

February 28, 2013

(Stated in US Dollars)

(Unaudited)

Note 7

Related Party Transactions

All related party transactions have been measured at the exchange value which was the amount of consideration established and agreed to by the related parties.

As at February 28, 2013, accounts payable and accrued liabilities includes $45,998 (August 31, 2012 - $nil) owing to the President.

During the six month period ended February 28, 2013, the Company incurred management fees of $38,080 (six month period ended February 29, 2012 - $nil) owing to the Company’s president.

On September 10, 2012, the Company issued a promissory note of $20,000 to a Company controlled by the Company’s newly appointed president and received $20,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 10, 2013.  During the six month period ended February 28, 2013, the Company accrued $556 (six months ended February 29, 2012 - $nil) of interest expense in respect of this note payable.  Total accrued interest on this note as of February 28, 2013 was $556 (August 31, 2012 - $nil)

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest to the date of the transaction.  As at September 10, 2012, this amount aggregated $90,614.

On May 21, 2012, the Company's former president loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2014Total accrued interest on this note as of September 10, 2012 was $286.

On March 20, 2012, the Company's former president loaned $7,500 to the Company and the Company issued a promissory note in the amount of $7,500.  The promissory note is unsecured, bears interest at 6% per annum, and matures on March 31, 2013.  Total accrued interest on this note as of September 10, 2012 was $214.

On November 22, 2011, the Company's former president loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on November 30, 2013.  Total accrued interest on this note as of September 10, 2012 was $722.

On September 13, 2011, the Company's former president loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.  Total accrued interest on this note as of September 10, 2012 was $895.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2013

(Stated in US Dollars)

(Unaudited)

Note 7

Related Party Transactions - (continued)

On August 22, 2011, the Company's former president loaned $4,000 to the Company and the Company issued a promissory note in the amount of $4,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  Total accrued interest on this note as of September 10, 2012 was $253.

On May 10, 2011, the Company's former president loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  Total accrued interest on this note as of September 10, 2012 was $803.

On February 15, 2011, the Company's former president loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  Total accrued interest on this note as of September 10, 2012 was $941.

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  The Company recorded capital contribution of $1,822 in respect of the imputed interest charged on this note payable, as of September 10, 2012.

Note 8

Capital Stock

Issued:

On August 19, 2010, the Company issued 100,000,000 post split shares of common stock to the Company’s former president at $0.000156 per share for total proceeds of $15,625.

On August 27, 2010, the Company issued 78,500,000 post split shares of common stock at $0.000157 per share for total proceeds of $12,560 pursuant to a private placement.  The Company paid commissions of $200 for net proceeds of $12,360.

All references in these financial statements to number of common shares, price per share and weighted number of common shares outstanding prior to 50 to 1 stock split on October 30, 2012 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Financial Statements

February 28, 2013

(Stated in US Dollars)

(Unaudited)

Note 9

Proposed Transaction

On November 2, 2012, the Company entered into a letter agreement with Magna Management Ltd. (“Magna”) whereby the Company was granted the exclusive right, for a period of sixty days, to negotiate for the acquisition of all rights held by Magna in a mineral Property known as Pony Gold Mountain located in southwestern Montana.

The definitive agreement for our acquisition is in the process of being completed. At this time, the deadline for closing has been informally extended pending completion and signature of the definitive agreement. Should the acquisition be completed as contemplated the Company will pay $3,000,000 in quarterly instalments of $250,000 and is subject to a 2% net smelter royalty.

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

Company Overview

We were incorporated on August 17, 2010, under the laws of the state of Nevada. We are currently pursuing a mineral exploration opportunity in Montana. On November 2, 2012, we entered into a letter agreement with Magna Management Ltd. (“Magna”) under which we have been granted the exclusive right, for a period of sixty (60) days, to negotiate for the purchase of all rights held by Magna in the mineral property known as Pony Mountain Gold, located in the Mineral Hills District (commonly called the Pony District) in southwestern Montana. By agreement with the Magna, the option period was extended to February 20, 2013. The definitive agreement for our acquisition is in the process of being completed.  At this time, the deadline for closing has been informally extended pending completion and signature of the definitive agreement. During the exclusive negotiation period, we will have access to all documentation and information regarding the title and geology of the property and any other information necessary for the completion of our due diligence. We anticipate that our purchase of Magna’s rights to the property, if consummated, would be made through a combination of cash payment and issuance of common stock, with the rights being assigned to a wholly-owned subsidiary to be formed. Pricing and other details of the potential acquisition of Magna’s rights are the subject of ongoing negotiations.

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

Results of Operations for the three and six months ended February 28, 2013 and February 29, 2012 and for the period from Inception (August 17, 2010) through February 28, 2013.

We have had no revenue for the three and six months ended February 28, 2013 and February 29, 2012, or for the period from Inception (August 17, 2010) through February 28, 2013. Our total expenses and net loss for the three months ended February 28, 2013 were $39,473.  Our expenses during the period consisted of accounting and audit fees of $6,024, a gain on foreign exchange of $2,381, legal fees of $9,135, management fees of $22,080, office expenses of $2,265, transfer and filing fees of $2,054, and interest expense of $296. By comparison, our total expenses and net loss for the three months ended February 29, 2012 were $7,802.  Our expenses for the period consisted of audit and accounting fees of $3,594, a gain on foreign exchange of $2, legal fees of $887, office expenses of $1,562, transfer and filing fees of $605, and interest expense of $1,156.

Our total expenses and net loss for the six months ended February 28, 2013 were $109,328.  Our expenses during the period consisted of accounting and audit fees of $15,500, a gain on foreign exchange of $2,327, legal fees of $30,819, management fees of $38,080, office expenses of $3,823, transfer and filing fees of $22,736, and interest expense of $697. By comparison, our total expenses and net loss for the six months ended February 29, 2012 were $24,056.  Our expenses for the period consisted of audit and accounting fees of $10,550, a loss on foreign exchange of $4, legal fees of $4,926, office expenses of $3,189, transfer and filing fees of $3,560, and interest expense of $1,827.

Our total expenses and net loss for the period from Inception (August 17, 2010) through February 28, 2013 were $229,798.  Our expenses and net loss have increased during the three and six months ended February 28, 2013 due to our preparations to acquire the Pony Mountain Gold Property, which is significantly larger and more complex than our former mining claims in Elko County, Nevada.  We expect that our expenses will continue to increase as we proceed with our plan of operations.

Liquidity and Capital Resources

As of February 28, 2013, we had total current assets of $763, consisting entirely of cash. Our total current liabilities as of February 28, 2013 were $109,690, and consisted of a related party note payable of $20,000, accrued interest due to a related party of $556, accounts payable and accrued liabilities of $43,136, and accounts payable to a related party of $45,998. We had a working capital deficit of $108,927 as of February 28, 2013.

Operating activities used $19,605 in net cash during the six months ended February 28, 2013. From Inception (August 17, 2010) through February 28, 2013, operating activities used a total of $123,722 in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities generated cash of $20,000 during the six months ended February 28, 2013, and $134,485 from inception (August 17, 2010) through February 28, 2013. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock.

On September 10, 2012, pursuant to the terms of the Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations with our former sole officer and director, Ruth Cruz Santos, our liability under the related party notes payable reported for the fiscal year ended August 31, 2012 was discharged.

On September 10, 2012, we received financing in the amount of $20,000 from our current President, Robert Gardner, under the terms of a Promissory Note. The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2013.

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

Off Balance Sheet Arrangements

As of February 28, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 28, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Robert Gardner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 10, 2012, we entered into a contract for services with our sole officer and director, Robert Gardner. Under the contract, we have agreed to pay Mr. Gardner compensation of $6,000 per month for his services as a director and executive officer.  The term of the agreement is two (2) years, and it shall be renewed automatically unless Mr. Gardner is otherwise advised in writing at least three (3) months prior to the expiry of the initial term. Our board of directors ratified the agreement by a resolution adopted April 15, 2013.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Contract for Services with Robert Gardner
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

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

LAREDO RESOURCES, CORP.

Date:	April 22, 2013

/s/ Robert Gardner
By:	Robert Gardner
Title:	Chief Executive Officer and Chief Financial Officer