Form 10-Q
period 2013-05-31
Laredo Resources Corp.
filed 2013-07-16
CIK 1499871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,500,000 as of July 15, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2013 and August 31, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and May 31, 2012 and for the period from Inception (August 17, 2010) to May 31, 2013 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficit for period from Inception (August 17, 2010) to May 31, 2013 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and May 31, 2012 and for the period from Inception (August 17, 2010) to May 31, 2013 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)
(Unaudited)
	May 31,	August 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$763	$368
Total Current Assets	763	368

Website development costs	14,677	---
TOTAL ASSETS	$15,440	$368

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$137,251	$558
Accounts payable, related party	66,436	---
Accrued interest, related party	856	3,998
Note payable, related party	20,000	86,500
Total Current Liabilities	224,543	91,056

TOTAL LIABILITIES	224,543	91,056

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
0 shares issued and outstanding	---	---
Common stock: 4,500,000,000 authorized; $0.001 par value
178,500,000 and 178,500,000 shares issued and outstanding	178,500	178,500
Additional paid in capital	92,886	1,797
Deficit accumulated during exploration stage	(480,489)	(270,985)
Total Stockholders' Deficit	(209,103)	(90,688)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,440	$368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Stated in US Dollars)
(Unaudited)
					August 17, 2010
	For the Three Months Ended		For the Nine Months Ended		(inception)
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

Operating Expenses
Amortization expense	1,823	---	1,823	---	1,823
Accounting and audit	6,084	5,170	21,584	15,720	56,226
Foreign exchange (gain) loss	3	1	(2,324)	5	(1,539)
Legal fees	4,569	4,268	35,388	9,194	78,937
General and administrative	53,939	1,561	83,342	4,750	96,309
Mineral property exploration costs	30,000	---	95,842	---	108,809
Transfer and filing fees	3,458	250	26,194	3,810	34,426
Impairment of mineral property option	---	---	---	---	20,000
Total operating expenses	99,876	11,250	208,507	33,479	333,182

Net loss from operations	(99,876)	(11,250)	(208,507)	(33,479)	(333,182)

Other income (expense)
Forgiveness of debt	---	---	---	---	10,000
Interest expense	(300)	(1,224)	(997)	(3,051)	(6,792)
Net loss	$(100,176)	$(12,474)	$(209,504)	$(36,530)	$(329,974)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	178,500,000	178,500,000	178,500,000	178,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Deficit
From Inception (August 17, 2010) to May 31, 2013
(Stated in US Dollars)
							Deficit
							Accumulated
					Additional		During the
	Common Stock				Paid in		Exploration
	Shares		Amount		Capital		Stage		Total

Balance as of August 17, 2010	---	$	---	$	---	$	---	$	---

Capital stock issued to founder for cash	100,000,000		100,000		---		(84,375)		15,625
Capital stock issued for cash, net of commission	78,500,000		78,500		---		(66,140)		12,360
Net loss	---		---		---		(7,325)		(7,325)
Balance as of August 31, 2010	178,500,000		178,500		---		(157,840)		20,660

Capital contribution by president	---		---		895		---		895
Net loss	---		---		---		(56,789)		(56,789)

Balance as of August 31, 2011	178,500,000		178,500		895		(214,629)		(35,234)

Capital contribution by president	---		---		902		---		902
Net loss							(56,356)		(56,356)
Balance as of August 31, 2012	178,500,000		178,500		1,797		(270,985)		(90,688)

Capital contribution by president	---		---		25		---		25
Sale of Subsidiary	---		---		91,064		---		91,064
Net loss	---		---		---		(209,504)		(209,504)
Balance as of May 31, 2013	178,500,000		$178,500		$92,886		$(480,489)		$(209,103)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)
					Inception (August 17, 2010)
		For the Nine months ended			through
		May 31,			May 31,
		2013		2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(209,504)		$(36,530)	$(329,974)
Adjustment to reconcile net loss to net
cash used by operating activities:
Amortization		1,823		---	1,823
Non cash interest expense - capital contribution		25		676	1,822
Forgiveness of debt		---		---	(10,000)
Impairment of mineral property option		---		---	20,000
Changes in assets and liabilities:
Prepaid expenses		---		3,000	---
Accrued interest, related party		972		2,375	4,970
Accounts payable, related party		66,436		---	66,436
Accounts payable and accrued liabilities		137,143		(9,760)	137,701
Net cash used in operating activities		(3,105)		(40,239)	(107,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development		(16,500)		---	(16,500)
Acquisition of property option		---		---	(10,000)
Net cash used in investing activities		(16,500)		---	(26,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital stock issued		---		---	27,985
Notes payable, related party		20,000		47,500	106,500
Net cash provided by financing activities		20,000		47,500	134,485

Net change in cash and cash equivalents		395		7,261	763
Cash and cash equivalents, beginning of period		368		1542	---
Cash and cash equivalents, end of period		$763		$8,803	$763

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Accrual of mineral property	$	---		$10,000	$10,000
Accounts payable settled in connection with sale of subsidiary		$450	$	---	$450
Accrued interest, related party, settled in connection with sale of subsidiary		$4,114	$	---	$4,114
Note payable, related party, settled in connection with sale of subsidiary		$86,500	$	---	$86,500
Gain from foreign exchange		$2,381	$	---	$2,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

May 31, 2013

(Stated in US Dollars)

Note 1  Basis of Presentation

While the information presented in the accompanying May 31, 2013 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s August 31, 2012 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the nine months ended May 31, 2013 are not necessarily indicative of the results that can be expected for the year ending August 31, 2013.

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

The Company also conducted a fifty to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 3,570,000 shares to 178,500,000 shares. All share and per share information in these financial statements have been retro-actively restated for all periods presented to give effect of this stock split.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has an accumulated deficit of $480,489 since its inception (August 17, 2010) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and LRE Exploration LLC. (“LRE”), until LRE was disposed of by sale to the former president on September 10, 2012.  Accordingly, the balance sheets, statements of operations and cash flows presented include the results of LRE from August 31, 2010 to September 10, 2012, and the balance sheet presented at May 31, 2013 is solely that of Laredo Resources Corp.  The balance sheet presented at August 31, 2012 comprises Laredo Resources Corp and its wholly owned subsidiary LRE.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company.  All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2013 or August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At May 31, 2013, the balance did not exceed the federally insured limit.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of May 31, 2013, the Company has determined no provision for ARO’s is required.

Intangible Assets

The Company has applied the provisions of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years. Intangible assets consist of website development cost.  The balance at May 31, 2013 was $14,677, net accumulated amortization of $1,823.

Impairment of Long- Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

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

September 10, 2012

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

The definitive agreement for our acquisition is in the process of being completed. At this time, the deadline for closing has been informally extended pending completion and signature of the definitive agreement. Should the acquisition be completed as contemplated the Company will pay $3,000,000 in quarterly instalments of $250,000 and is subject to a 2% net smelter royalty. During the current quarter, the company has incurred expenses of $30,000 in relation to the negotiation of this agreement.

Note 7  Related Party Transactions

All related party transactions have been measured at the exchange value which was the amount of consideration established and agreed to by the related parties.

As at May 31, 2013, accounts payable and accrued liabilities includes $66,436 (August 31, 2012 - $nil) owing to the President.

During the nine month period ended May 31, 2013, the Company incurred management fees of $57,400 owing to the Company’s President.

On September 10, 2012, the Company issued a promissory note of $20,000 to a Company controlled by the Company’s newly appointed president and received $20,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on September 10, 2013.  During the nine month period ended May 31, 2013, the Company accrued $856 of interest expense in respect of this note payable.  Total accrued interest on this note as of May 31, 2013 was $856 (August 31, 2012 - $nil).

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest to the date of the transaction.  As at September 10, 2012, this amount aggregated $90,614.

On May 21, 2012, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2014.  Total accrued interest on this note as of September 10, 2012 was $286.

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

On September 2, 2010, the Company President loaned $15,000 to the Company and the Company issued a promissory note in the amount of $15,000.  The promissory note is unsecured, non-interest bearing, and matures on September 30, 2012.  The Company recorded a capital contribution of $1,822 in respect of the imputed interest charged on this note payable, on September 10, 2012.

On March 5, 2013, the company entered into a financing agreement with IBK Capital Corp. for obtaining financing for the company. Under the terms of the agreement, IBK Capital Corp. will endeavour to obtain a private placement of up to $2.5 million units of common shares and common share purchase warrants or some other acceptable financing arrangement. IBK Capital Corp. will charge a non-refundable work fee of $25,000 for the agreement period of six months, out of which, $12,500 is payable on signing of the agreement and balance within 30 days. During the three months ended May 31, 2013, the Company has recorded expense of $12,500 related to this agreement.

Note 8  Financing Arrangement

On March 5, 2013, the company entered into a financing agreement with IBK Capital Corp. for obtaining finance for the company. According to the said agreement, IBK Capital Corp. will endeavour to obtain a private placement of up to $2.5 million of units of common shares and common share purchase warrants or some other acceptable financing arrangement. IBK Capital Corp. will charge a non-refundable work fee of $25,000 for the agreement period of six months, out of which, $12,500 is payable on signing of the agreement and balance within 30 days. As at May 31, 2013 no financing has been raised and a total of $12,500 has been expensed under professional fees.

Note 9  Capital Stock

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

Note 10  Proposed Transaction

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

During the current quarter, the Company has incurred expenses of $30,000 in relation to the negotiation of said agreement.

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

Results of Operations for the three and nine months ended May 31, 2013 and May 31, 2012 and for the period from Inception (August 17, 2010) through May 31, 2013.

We have had no revenue for the three and nine months ended May 31, 2013 and May 31, 2012, or for the period from Inception (August 17, 2010) through May 31, 2013. Our total expenses and net loss for the three months ended May 31, 2013 were $100,176.  Our expenses during the period consisted of amortization expense of $1,823, accounting and audit fees of $6,084, a loss on foreign exchange of $3, legal fees of $4,569, general and administrative expenses of $53,939, mineral property exploration costs of $30,000, transfer and filing fees of $3,458 and interest expense of $300. By comparison, our total expenses and net loss for the three months ended May 31, 2012 were $12,474.  Our expenses for the period consisted of audit and accounting fees of $5,170, a loss on foreign exchange of $1, legal fees of $4,268, general and administrative expenses of $1,561, transfer and filing fees of $250, and interest expense of $1,224.

Our total expenses and net loss for the nine months ended May 31, 2013 were $209,504.  Our expenses during the period consisted of amortization expense of $1,823, accounting and audit fees of $21,584, a gain on foreign exchange of $2,324, legal fees of $35,388, general and administrative expense of $95,842, mining property exploration costs of $30,000, transfer and filing fees of $26,194, and interest expense of $997. By comparison, our total expenses and net loss for the nine months ended May 31, 2012 were $36,530.  Our expenses for the period consisted of audit and accounting fees of $15,720, a loss on foreign exchange of $5, legal fees of $9,194, general and administrative expenses of $4,750, transfer and filing fees of $3,810, and interest expense of $3,051.

Our total expenses and net loss for the period from Inception (August 17, 2010) through May 31, 2013 were $329,974.  Our expenses and net loss have increased during the three and nine months ended May 31, 2013 due to our preparations to acquire the Pony Mountain Gold Property, which is significantly larger and more complex than our former mining claims in Elko County, Nevada.  Our expenses during the period from Inception (August 17, 2010) through May 31, 2013 consisted of amortization expense of $1,823, accounting and audit fees of $56,226, a gain on foreign exchange of $1,539, legal fees of $78,937, general and administrative expense of $108,809, mining property exploration costs of $34,500, transfer and filing fees of $34,426, impairment of mineral property option of $20,000 and interest expense of $6,792.  We expect that our expenses will continue to increase as we proceed with our plan of operations.

Liquidity and Capital Resources

As of May 31, 2013, we had total current assets of $763, consisting entirely of cash. Our total current liabilities as of May 31, 2013 were $224,543, and consisted of a related party note payable of $20,000, accrued interest due to a related party of $856, accounts payable and accrued liabilities of $137,251, and accounts payable to a related party of $66,436. We had a working capital deficit of $223,780 as of May 31, 2013.

Operating activities used $3,105 in net cash during the nine months ended May 31, 2013. From Inception (August 17, 2010) through May 31, 2013, operating activities used a total of $107,222 in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Investing activities used $16,500 during the nine months ended May 31, 2013, and $26,500 from inception (August 17, 2010) through May 31, 2013.  Financing activities generated cash of $20,000 during the nine months ended May 31, 2013, and $134,485 from inception (August 17, 2010) through May 31, 2013. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock.

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

Off Balance Sheet Arrangements

As of May 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of May 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Robert Gardner.

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

None.

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

LAREDO RESOURCES, CORP.

Date:	July 16, 2013

/s/ Robert Gardner
By:	Robert Gardner
Title:	Chief Executive Officer and Chief Financial Officer