Form 10-K
period 2013-08-31
Laredo Resources Corp.
filed 2013-12-13
CIK 1499871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number : 000-54577

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

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 178,500,000 shares as of October 28, 2013.

PART I

Item 1. Business

Company Overview

We were incorporated on August 17, 2010, under the laws of the state of Nevada. The Company originally engaged in the exploration of certain mineral claims located in Elko County, Nevada. On September 10, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Ruth Cruz Santos. Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, LRE Exploration LLC, to Ms. Santos. In exchange for this assignment of membership interests, Ms. Santos agreed to assume and cancel all liabilities relating to our former business of exploring certain mining claims located in Elko County, Nevada. In addition, Ms. Santos agreed to release all liability under certain promissory notes due and owing to her. As a result of the Agreement, we are no longer pursuing the mineral exploration opportunities located in Elko County, Nevada.

On November 2, 2012, we entered into a letter agreement with Magna Management Ltd. (“Magna”) under which we have been granted the exclusive right, for a period of sixty (60) days, to negotiate for the purchase of all rights held by Magna in the mineral property known as Pony Mountain Gold, located in the Mineral Hills District (commonly called the Pony District) in southwestern Montana.

On September 6, 2013, the Company memorialized the previous November 2, 2012, MOU agreement with Magna under which we have been granted the rights afforded to Magna as the denoted Buyer pursuant to the CONTRACT FOR DEED FOR SALE AND PURCHASE OF MINING PROPERTY agreement, entered into between Magna and the Sellers on August 1, 2013, regarding the Pony Mountain Gold mineral property.

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

Item 2. Properties

On September 6, 2013, the Company memorialized the previous November 2, 2012, MOU agreement with Magna under which we have been granted the rights afforded to Magna as the denoted Buyer pursuant to the CONTRACT FOR DEED FOR SALE AND PURCHASE OF MINING PROPERTY agreement, entered into between Magna and the Sellers on August 1, 2013, regarding the Pony Mountain Gold mineral property.

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

Fiscal Year Ending August 31, 2013
Quarter Ended	High $	Low $
August 31, 2013	$0.105	$0.015
May 31, 2013	$0.84	$0.111
February 28, 2013	$0.54	$0.30
November 30, 2012	$0.54	$0.0030

Fiscal Year Ending August 31, 2012
Quarter Ended	High $	Low $
August 31, 2012	N/A	N/A
May 31, 2012	N/A	N/A
February 29, 2012	N/A	N/A
November 30, 2011	N/A	N/A

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

Holders of Our Common Stock

As of October 28, 2013, we had 178,500,000 shares of our common stock issued and outstanding, held by seventy-seven (77) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights ofshareholders who have preferential rights superior to those receiving the distribution.

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

Results of Operations for the Years Ended August 31, 2013 and August 31, 2012, and the Period From Inception (August 17, 2010) to August 31, 2013

We have had no revenue for the years ended August 31, 2013 and August 31, 2012, or for the period from Inception (August 17, 2010) through August 31, 2013. Our total expenses and net loss for the year ended August 31, 2013 were $222,077, and consisted of accounting and audit fees of $29,584, a loss on foreign exchange of $5, legal fees of $39,249 and transfer and filing fees of $27,784. By comparison, our total expenses and net loss for the year ended August 31, 2012 were $56,356, and consisted of audit and accounting fees of $19,314, a gain on foreign exchange of $4, legal fees of $11,225, mineral exploration costs of $0, transfer and filing fees of $5,092, and interest expense of $4,384. Our total expenses and net loss for the period from Inception (August 17, 2010) through August 31, 2013 were $356,345.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $1,692 consisting of $692 of cash and $1,000 of pre-paid assets. Our total current liabilities as of August 31, 2013 were $250,457, and consisted of advances from a related party of $105,901, a related party note payable of $20,000, accrued interest due to a related party of $1,156, and accounts payable of $123,400. We had a working capital deficit of $248,765 as of August 31, 2013.

Operating activities used $3,176 in net cash during the fiscal year ended August 31, 2013. Operating activities used $48,674 in net cash during the fiscal year ended August 31, 2012. From Inception (August 17, 2010) through August 31, 2013, operating activities used a total of $107,293 in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities generated cash of $20,000 during the fiscal year ended August 31, 2013, as against $47,500 during the fiscal year ended August 31, 2012 and $134,485 from inception (August 17, 2010) through August 31, 2013. The source of this cash was the proceeds of related party notes payable.

Also, on September 10, 2012, we received new financing in the amount of $20,000 from Gardner and Associates, under the terms of a Promissory Note. The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2014.

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

On September 6, 2013 the Company entered into an agreement with Magna Management Ltd. (“Magna”) to increase the number of authorized shares to 2 billion shares and constitute a class of convertible preferred shares to be solely issued to Magna. This is exchange for paying $240,000 on behalf of the Company toward the purchase price of property mining rights associated with property located near Pony, Montana.

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $356,345 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of August 31, 2013 and 2012;

F-3	Consolidated Statements of Operations for the years ended August 31, 2013 and August 31, 2012, and for the period from Inception (August 17, 2010) through August 31, 2013;

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (August 17, 2010) to August 31, 2013;

F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2013 and August 31, 2012, and for the period from Inception (August 17, 2010) through August 31, 2013;

F-6	Notes to Financial Statements

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Laredo Resources Corp.

We have audited the accompanying balance sheets of Laredo Resources Corp. (An Exploration Stage Company) (the “Company”) as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (August 17, 2010) through August 31, 2013. Laredo Resources Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Resources Corp. (An Exploration Stage Company) as of August 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (August 17, 2010) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
December 9, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049 www.dejoyagriffith.com	Member of:

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	August 31,
	2013	2012
ASSETS
Current Assets
Cash	$692	$368
Prepaid assets	1,000	‐
Total Current Assets	1,692	368
Intangible asset, net of accumulated
amortization of $3,209 and $0, respectively	13,291	‐

TOTAL ASSETS	$14,983	$368

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$123,400	$558
Advances from related party	105,901	-
Accrued interest, related party	1,156	3,998
Note payable, related party	20,000	86,500
Total Current Liabilities	250,457	91,056
Stockholders' Deficit
Preferred stock: $.001 par value, 10,000,000 shares
authorized, none issued or outstanding	-	‐
Common stock: $.001 par value, 4,500,000,000 shares authorized,
178,500,000 shares issued and outstanding	178,500	178,500
Additional paid in capital	92,886	1,797
Deficit accumulated during the exploration stage	(506,860)	(270,985)
Total Stockholders' Deficit	(235,474)	(90,688)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,983	$368

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

			From
			Inception
			(August 17,
	For the Years Ended		2010) to
	August 31,		August 31,
	2013	2012	2013
Revenues	$-	$-	$-

Operating Expenses
Amortization expense	3,209	-	3,209
Accounting and audit	29,584	19,314	64,226
Foreign exchange (gain) loss	5	4	790
Legal fees	39,249	11,225	82,798
General and administrative	112,246	6,337	125,213
Mineral property exploration costs	10,000	-	14,500
Transfer and filing fees	27,784	5,092	36,016
Impairment of mineral property option	-	20,000	20,000
Total operating expenses	222,077	61,972	346,752
Net loss from operations	(222,077)	(61,972)	(346,752)
Other income (expense)
Forgiveness of debt	-	10,000	10,000
Interest and financing expense	(13,798)	(4,384)	(19,593)
Net other income (expense)	(13,798)	5,616	(9,593)

Net Loss	$(235,875)	$(56,356)	$(356,345)
Basic and diluted loss per share	$-	$-
Weighted average number of shares outstanding	178,500,000	178,500,000

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period from Inception (August 17, 2010) to August 31, 2013

						Deficit
						Accumulated
					Additional	During the
	Preferred Shares		Common Stock		Paid in	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, inception (August 17, 2010)	$-	$-	$-	$-	$-	$-	$-
Capital stock issued to founder for
cash		-	100,000,000	100,000	-	(84,375)	15,625
Capital stock issued for cash, net of
commission		-	78,500,000	78,500	-	(66,140)	12,360
Net loss		-	-	-	-	(7,325)	(7,325)
Balance as of August 31, 2010	-		178,500,000	178,500	-	(157,840)	20,660

Capital contribution by president		-	-	-	895	-	895
Net loss		-	-	-	-	(56,789)	(56,789)
Balance as of August 31, 2011	-	-	178,500,000	178,500	895	(214,629)	(35,234)

Capital contribution by president	-	-	-	-	902	-	902
Net loss		-	-	-	-	(56,356)	(56,356)
Balance as of August 31, 2012	-	-	178,500,000	178,500	1,797	(270,985)	(90,688)

Capital contribution by president	-	-	-	-	25	-	25
Sale of subsidiary	-	-	-	-	91,064	-	91,064
Net loss	-	-	-	-	-	(235,875)	(235,875)
Balance as of August 31, 2013	$-	$-	178,500,000	$178,500	$92,886	$(506,860)	$(235,474)

Laredo Resources Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended August 31,		From Inception (August 17, 2010) to August 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,875)	$(56,356)	$(356,345)
Adjustment to reconcile Net loss to net
cash used by operating activities:
Non cash interest expense - capital contribution	25	902	1,822
Forgiveness of debt	-	(10,000)	(10,000)
Write off of property option	-	20,000	20,000
Amortization expense	3,209	-	3,209
Changes in assets and liabilities:
Prepaid expenses	(1,000)	3,000	(1,000)
Accrued interest, related party	1,272	3,482	5,270
Accounts payable and accrued liabilities	123,292	(9,702)	123,850
Advances from related party	105,901	-	105,901
Net Cash Used in Operating Activities	(3,176)	(48,674)	(107,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangibles	(16,500)	-	(26,500)
Net Cash Used in Investing Activities	(16,500)	-	(26,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital stock issued	-	-	27,985
Notes payable, related party	20,000	47,500	106,500
Net Cash Provided by Financing Activates	20,000	47,500	134,485
Net change in cash and cash equivalents	324	(1,174)	692
Cash and cash equivalents, beginning of period	368	1,542	-
Cash and cash equivalents, end of period	$692	$368	$692
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash transactions:
Accrual of mineral property	$-	$10,000	$10,000
Accounts payable settled in connection with sale of subsidiary	$450	$-	$450
Accrued interest, related party, settled in connection with sale of subsidiary	$4,114	$-	$4,114
Note payable, related party, settled in connection with sale of subsidiary	$86,500	$-	$86,500
Gain from foreign exchange	$2,324	$-	$2,324

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 1 - Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on August 17, 2010. The Company’s year-end is August 31.

On August 31, 2010, the Company incorporated a wholly-owned subsidiary, LRE Exploration LLC, (“LRE”) in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration in the USA. This subsidiary was sold in September 2012. See Note 9 for details.

On November 30, 2010, LRE began its operations by entering into a property option agreement with Arbutus Minerals LLC. (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. During the year ended August 31, 2012, the Company abandoned the property.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $506,860 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Use of Estimates
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

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation

These financial statements include the accounts of the Company and LRE Exploration LLC (LRE), until LRE was disposed of by sale to the former president on September 10, 2012. Accordingly, the statements of operations and cash flows presented include the results of LRE from September 1, 2011 to September 10, 2012, and the balance sheet presented at August 31, 2013 is solely that of Laredo Resources Corp. The balance sheet presented at August 31, 2012 comprises Laredo Resources Corp. and its wholly owned subsidiary LRE. All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company. All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were $692 cash equivalents at August 31, 2013 and $368 at August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At August 31, 2013 and 2012, the balance did not exceed the federally insured limit.

Intangible Asset

The Company has applied the provision of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible asset. The intangible asset is being amortized by the straight line method on the basis of a useful life of 3 years. The intangible asset consists of website development costs. The balance at August 31, 2013 was $13,291, net of accumulated amortization of $3,209.

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
August 31, 2013 and 2012

Mineral Property (continued)

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of August 31, 2013 and 2012, the Company has determined no provision for ARO’s is required.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the consolidated statements of operations.

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

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

Reclassifications

Certain reclassifications have been made to prior year financial statements in order for them to be in conformity with the current year presentation. The reclassifications had no impact on change in net assets.

Newly Issued Accounting Pronouncements

The Company feels there are no newly issued accounting pronouncements that will materially impact its financial position, cash flows or results of operations.

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 3 - Financial Instruments

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

Note 4 - Related Party Transactions

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all the promissory notes and accrued interest to the date of the transaction. As at August 31, 2012, this amount aggregated $90,688.

On September 10, 2012, the Company issued a promissory note in the amount of $20,000 to a Company controlled by the Company’s newly appointed president and received $20,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on September 10, 2013. During the year ended August 31, 2013, the Company accrued $1,156 of interest expense with respect to this note payable.

In addition, during the year ended August 31, 2013, the Company CEO paid various vendor invoices on behalf of the Company. These are shown on the consolidated balance sheet as Advances from related party and amount to $105,901. $76,300 of this is management fees and is included in general and administrative expenses on the consolidated statement of operations.

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 5 - Note Payable

On September 10, 2012, the Company CEO loaned $20,000 to the Company. See Note 4 for details.

Note 6 - Capital Stock

The Company has 10,000,000 shares of authorized preferred stock with a par value of $0.001 per share. There were zero shares of preferred stock issued and outstanding as of August 31, 2013 and 2012.

Effective October 30, 2012, the Company increased the number of authorized common shares of the Company from 90,000,000 to 4,500,000,000 shares per a director’s resolution dated October 30, 2012.

The Company also conducted a fifty to one forward stock split of the Company’s issued and outstanding common shares per a director’s resolution. Following this stock split, the number of outstanding shares of the Company’s stock increased from 3,570,000 shares to 178,500,000 shares. All shares and per share information in these financial statements have been retro-actively restated for all periods presented to give effect of this stock split.

Note 7 - Forgiveness of Debt

On November 30, 2010, LRE entered into a property option agreement (amended April 3, 2012) with Arbutus Minerals LLC (“Arbutus”) whereby the Company was granted an option to earn up to a 100% interest in 20 mineral claims (the “ABR Claims”) located approximately 15 miles north of Elko, Nevada. Arbutus holds only the mineral rights to the ABR Claims as the ABR Claims are on Bureau of Land Management managed land. Consideration for the option consists of cash payments to Arbutus totaling $90,000, and aggregate exploration expenditures of $295,000.

As of August 31, 2012, the Company had incurred $10,000 in acquisition costs and accrued an additional $10,000 in the form of option payments to Arbutus per the option agreement. During August 2012, the Company abandoned the property and all property option costs incurred were written off. The Company also negotiated the forgiveness of $10,000 which was due pursuant to the property option agreement on November 30, 2012.

Note 8 - Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended August 31,
	2013	2012

Basic statutory and state income tax rate	35.0%	35.0%

Approximate loss before income taxes	$235,875	$56,356

Expected approximate tax recovery on net loss, before income tax	$83,000	$19,700
Valuation allowance	(83,000)	(19,700)

Deferred income tax recovery	$-	$-

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 8 - Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended August 31, 2013	Year Ended August 31, 2012

Deferred income tax assets
Non-capital losses carried forward	$125,200	$42,200
Less: valuation allowance	(125,200)	(42,200)
Deferred income tax assets	$-	$-

At August 31, 2013, the Company has incurred accumulated net operating losses in the United States of America totaling approximately $356,345 which are available to reduce taxable income in future years.

These losses expire as follows:

Year of Expiration	Amount

2030	$7,325
2031	56,789
2032	56,356
2033	235,875
$356,345

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 9 - Sale of Subsidiary

On September 10, 2012, the Company assigned all membership units of LRE to the former President of the Company and received as consideration the release and discharge of all liabilities under all promissory notes and accrued interest entered into prior to August 31, 2012.

The following table summarized the identifiable assets and liabilities of LRE that were disposed of, the consideration received, and the loss of LRE for the period from September 1, 2012 to September 10, 2012.

September 10,
2012
Identifiable Assets and Liabilities
Account payable	$(450)
A mount owed to Laredo Resources Corp.	(17,550)
Net liabilities of LRE	(18,000)

Consideration Received
Settlement of accounts payable, promissory notes, and accrued interest	91,064
Elimination of accumulated losses of LRE	18,000
109,064

Sale of subsidiary - related party	$91,064

Note 10 - Subsequent Events

On September 1, 2013 the Company entered into an agreement with Magna Management Ltd. (“Magna”) to increase the number of authorized shares to 2 billion shares and constitute a class of convertible preferred shares to be solely issued to Magna. This is exchange for paying $240,000 on behalf of the Company toward the purchase price of property mining rights associated with property located near Pony, Montana.

In addition, on September 1, 2013, the Company entered into a convertible note payable for $240,000 with an interest rate of ten percent per annum with Magna.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held

Robert Gardner	74	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Code of Ethics

As of August 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We do not currently pay compensation to our sole officer and director, Robert Gardner. Our sole executive officer holds substantial ownership in the company and is generally motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2013 and 2012.

SUMMARY COMPENSATION TABLE

						Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
Name and		Salary		Bonus		Awards	Awards	Compensation	Compensation	Compensation	Total
principal position	Year	($)		($)		($)	($)	($)	Earnings ($)	($)	($)

Robert Gardner,	2013	$	n/a	$	n/a	$ n/a	$ n/a	$ n/a	$ n/a	$ n/a	$	n/a
President, CEO, and CFO	2012	$	n/a	$	n/a	$ n/a	$ n/a	$ n/a	$ n/a	$ n/a	$	n/a

Ruth Cruz Santos, former officer	2012		$0		$0	$0	$0	$0	$0	$0		$0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)

Robert Gardner	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2013.

DIRECTOR COMPENSATION
	Fees Earned or			Non-Equity Incentive	Non-Qualified Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Robert Gardner	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 05, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:

Common	Robert Gardner	100,000,000	56.02%
	300 Jameson House 838 West Hastings Street Vancouver, B.C. V6C 0A6 Canada

Common	Total all executive officers and directors	100,000,000	56.02%

Common	5% Shareholders	None

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

2. On September 10, 2012, we received new financing in the amount of $20,000 from a third party, Gardner & Associates, under the terms of a Promissory Note. The promissory note is unsecured, bears interest at 6% per annum, and matures on September 30, 2014.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2013	$4,000	$0	$1,700	$0
2012	$5,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b) Exhibits

Exhibit

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (2)

10.2	Promissory Note issued to Robert Gardner

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
(1) Incorporated by reference to Registration Statement on Form S-1 filed December 26, 2010.
(2) Incorporated by reference to Current Report on Form 8-K filed September 14, 2012

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO RESOURCES CORP

Date: December 12, 2013	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: Chief Executive Officer, Chief Financial Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 12, 2013	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: Chief Executive Officer, Chief Financial Officer and Director