Form 10-K/A
period 2013-08-31
Laredo Resources Corp.
filed 2013-12-18
CIK 1499871

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Laredo Resources Corp. (the “Company”) for the year ended August 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on December 13, 2013. The Amendment is being filed to submit Exhibit 99.1, 99.2, 99.3 and 99.4. The Amendment revises the exhibit index included in Part IV, Item 15 of the Original Filing.  In addition, the Amendment revises certain disclosures related to the Company’s Audit Committee.

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

Report of the Audit Committee

In connection with the financial statements for the year ended August 31, 2013, the Audit Committee has:

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

Based upon these reviews and discussions, the Audit Committee recommended to the Board that the Company's audited financial statements be included in the Annual Report on Form 10-K for the year ended August 31, 2013, filed with the Securities and Exchange Commission. The Board approved this inclusion.

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

LAREDO RESOURCES CORP

Date: December 17, 2013	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: Chief Executive Officer, Chief Financial Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 17, 2013	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: Chief Executive Officer, Chief Financial Officer and Director