Form 10-Q
period 2013-11-30
Laredo Resources Corp.
filed 2014-01-21
CIK 1499871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

(604) 669-9000
(Registrant’s telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,500,000 as of January 11, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-2	Balance Sheets as of November 30, 2013 (unaudited) and August 31, 2013;

F-3	Statements of Operations for the three months ended November 30, 2013 and 2012 and period from Inception (August 17, 2010) to November 30, 2013 (unaudited);

F-4	Statements of Cash Flows for the three months ended November 30, 2013 and 2012 and period from Inception (August 17, 2010) to November 30, 2013 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2013, are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2013 and August 31, 2013

Laredo Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	November 30,	August 31,
	2013	2013

ASSETS
Current Assets
Cash	$693	$692
Prepaid assets	-	1,000
Total Current Assets	693	1,692

Property option	736,414	-

Intangible asset, net of accumulated
amortization of $4,580 and $3,209, respectively	11,920	13,291

TOTAL ASSETS	$749,027	$14,983

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$160,272	$123,400
Advances from related party	147,222	105,901
Advances for property option	716,414	-
Accrued interest, related party	1,456	1,156
Convertible note payable, related party	14,300	-
Note payable, related party	20,000	20,000
Total Current Liabilities	1,059,664	250,457

Stockholders' Deficit
Series A convertible preferred stock: $.001 par value, 100 shares	-	-
authorized, none issued or outstanding
Series B preferred stock: $.001 par value, 10,000,000 shares	-	-
authorized, none issued or outstanding
Series C convertible preferred stock: $.0001 par value, 10,000,000 shares	-	-
authorized, 286,556 issued or outstanding
Series D preferred stock: $.001 par value, 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock: $.00001 par value, 1,969,999,900 shares authorized ,value
178,500,000 shares issued and outstanding	1,785	1,785
Additional paid in capital	283,901	269,601
Deficit accumulated during the exploration stage	(596,323)	(506,860)
Total Stockholders' Deficit	(310,637)	(235,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$749,027	$14,983

See accompanying notes that are an integral part of these financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		From Inception (August 17, 2010) to
	November 30,		November 30,
	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses
Amortization expense	1,371	-	4,580
Accounting and audit	6,015	9,476	70,241
Foreign exchange loss	-	54	790
Legal and professional fees	2,139	21,684	84,937
General and administrative	1,077	1,558	49,990
Mineral property exploration costs	-	-	14,500
Transfer and filing fees	1,061	20,682	37,077
Management fees	48,900	16,000	125,200
Impairment of mineral property option	-	-	20,000
Total operating expenses	60,563	69,454	407,315

Net loss from operations	(60,563)	(69,454)	(407,315)

Other income (expense)
Forgiveness of debt	-	-	10,000
Interest and financing expense	(28,900)	(401)	(48,493)

Net other income (expense)	(28,900)	(401)	(38,493)

Net Loss	$(89,463)	$(69,855)	$(445,808)

Basic loss per share	$-	$-

Weighted average number of
shares outstanding-basic	178,500,000	178,500,000

See accompanying notes that are an integral part of these financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended November 30,		From Inception (August 17, 2010) to November 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,463)	$(69,855)	$(445,808)
Adjustment to reconcile net loss to net
cash used by operating activities:
Non cash interest expense - capital contibution	-	25	1,822
Forgiveness of debt	-	-	(10,000)
Write off of property option	-	-	20,000
Amortization expense	1,371	-	4,580
Interest and amortization of beneficial conversion feature	28,600	-	28,600
Changes in assets and liabilities:
Prepaid expenses	1,000	-	-
Accrued interest, related party	300	376	5,570
Accounts payable and accrued liabilities	36,872	49,788	160,722
Advances from related party	41,321	-	147,222
Net Cash Used in Operating Activities	20,001	(19,666)	(87,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property option	(20,000)	-	(20,000)
Acquisition of intangibles	-	-	(26,500)
Net Cash Used in Investing Activities	(20,000)	-	(46,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital stock issued	-	-	27,985
Notes payable, related party	-	20,000	106,500
Net Cash Provided by Financing Activates	-	20,000	134,485

Net change in cash and cash equivalents	1	334	693
Cash and cash equivalents, beginning of period	692	368	-
Cash and cash equivalents, end of period	$693	$702	$693

Non-cash transactions:
Accrual of mineral property	$-	$-	$10,000
Accounts payable settled in connection with sale of subsidiary	$-	$450	$450
Accrued interest, related party, settled in connection with sale of subsidiary	$-	$4,114	$4,114
Note payable, related party, settled imn connection with sale of subsidiary	$-	$86,500	$86,500
Gain from foreign exchange	$-	$-	$2,324
Payments made on behalf of the Company for property option	$716,414	$-	$716,414
Convertible note issued in exchange for accrued interest expense	$14,300	$-	$14,300

See accompanying notes that are an integral part of these financial statements.

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
November 30, 2013

Note 1 - Basis of Presentation

While the information presented in the accompanying November 30, 2013 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s August 31, 2013 audited financial statements (notes thereto) included in the Company’s Form 10-K.

Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ending August 31, 2014.

Note 2 - Nature of Operations and Ability to Continue as a Going Concern

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $596,323 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

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

Principles of Consolidation

These financial statements include the accounts of the Company and LRE Exploration LLC. (“LRE”), until LRE was disposed of by sale to the former president on September 10, 2012. Accordingly, the balance sheets, statements of operations and cash flows presented include the results of LRE from August 31, 2010 to September 10, 2012, and the balance sheet presented at November 31, 2013 and August 31, 2013 is solely that of Laredo Resources Corp. All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company. All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2013, the balance did not exceed the federally insured limit.

Intangible Asset

The Company has applied the provision of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible asset. The intangible asset is being amortized by the straight line method on the basis of a useful life of 3 years. The intangible asset consists of website development costs. The balance at November 30, 2013 was $11,920 and 13,291, net of accumulated amortization of $4,580 and $3,209. Amortization expense for the three months period ended November 30, 2013 and 2012 are $1,371 and $- respectively.

Mineral Property Option

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

On April 4th, 2013, a related party paid $20,000 on behalf of Laredo towards the property title rights to the Pony Mountain Gold Property. There are no terms of repayment and bears no interest.

As per the September 6th, 2013, Memorializing Agreement, Laredo negotiated the property title rights to the Pony Mountain Gold Property via a third party, through the securitization of the third party's payments with Laredo Series C convertible preferred stock. Each share of Series C convertible preferred stock accounts for $2.50 of value paid by the third party. As of November 30, 2013, the third party had paid $716,414 on behalf of Laredo which caused Laredo to issue 286,566 shares of Series C preferred stock. These shares are held as collateral and only the company can release the shares to the third party. See Note 7 for details. The total purchase price for these rights is $3,000,000. However, the Company does not have title to the property and, therefore, has only recorded payments made through November 30, 2013 toward the total purchase price in the financial statements.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of November 30, 2013 and August 31, 2013, the Company has determined no provision for ARO’s is required.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the statements of operations.

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

Note 4 - Financial Instruments

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

Note 5 - Related Party Transactions

During the quarter ended November 30, 2013, the Company’s CEO paid various invoices on behalf of the Company. These are shown on the balance sheet as Advances from related party and amount to $147,222.

Note 6 - Advance for Mineral Property Option

On April 4th, 2013, a related party paid $20,000 on behalf of Laredo towards the property title rights to the Pony Mountain Gold Property. There are no terms of repayment and bears no interest.

As per the September 6th, 2013, Memorializing Agreement, Laredo negotiated the property title rights to the Pony Mountain Gold Property via a third party, Magna Manage Ltd. (Magna), through the securitization of Magna’s payments with Laredo Series C convertible preferred stock. Each share of Series C convertible preferred stock accounts for $2.50 of value paid by Magna on behalf of Laredo. As of November 30, 2013, Magna had paid $716,414 on behalf of Laredo which caused Laredo to issue 286,566 shares of Series C preferred stock. These shares are held as collateral and only the company can release the shares to Magna. See Note 7 for details. The total purchase price for these rights is $3,000,000. However, the Company does not have title to the property and, therefore, has only recorded payments made through November 30, 2013 toward the total purchase price in the financial statements.

Note 7 - Convertible Note Payable

On November 30, 2013, the Company issued a convertible promissory note to a third party, with a principal amount totaling $14,300. The note is due and payable in full on demand, and bears ten percent interest per annum. At any time prior to the payment in full of the entire balance of the notes, the creditor has the option of converting all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to $0.00001 per share, subject to adjustment upon certain events and not exceed 4.99% of the total issued and outstanding shares of common stock. Assuming no adjustment to the conversion price, if the entire principal balance was converted, 8,907,150 (limited by 4.99% of the common shares issued and outstanding) shares of the Company’s common stock would be issued.

The Company evaluated the terms of the notes and concluded that the notes did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $14,300 at inception based on the intrinsic value of the discount. The discount was fully amortized at November 30, 2013 due to the short-term nature of the notes. For the three months ended November 30, 2013, $14,300 was charged to interest expense associated with the amortization of the debt discount.

Note 8 - Capital Stock

On September 17, 2013, the Company created the following series of Preferred

Series	Number of Authorized Shares	Par Value

Convertible Preferred Stock A	100	$0.001
Preferred Stock B	10,000,000	$0.001
Convertible Preferred Stock C	10,000,000	$0.0001
Preferred Stock D	10,000,000	$.001

Stock:

Each share of Series A preferred stock is convertible into the number of shares of common stock equal to four times the sum of all shares of common stock issued and outstanding plus all shares of Series B, C and D preferred stock issued and outstanding divided by the number of shares of Series A preferred stock issued and outstanding at the time of conversion.

Each share of Series C preferred stock is convertible into the number of shares of the Company’s common stock equal to the price of the Series C preferred stock stated in the Company’s amended certificate of incorporation divided by the par value of Series C preferred stock. Shares of Series C preferred stock may not be converted into shares of common stock for a period of six months. The holders of Series B preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series C preferred stock, the holders of the Series C preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series C preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series C preferred stock held. After the payment of the full applicable preference value of each share of the Series C preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock.

The Company also changed the number of authorized shares of common stock to 1,969,999,900 and changed the par value from $.001 to $.00001. All disclosures have been restated to reflect the change in par value.

286,566 shares of Series C convertible preferred stock was issued during the quarter ended November 30, 2013 as repayment of Magna’s $716,414 of payments on the Pony property. The Company determined there is no derivative associated with this issuance as the shares of stock must be held for at least six months in order to be converted into common stock. In addition, the Company determined there will be no value for these shares shown on the financial statements as these shares are held as collateral related to the Pony property purchase and only the Company can release the shares.

Note 9 - Subsequent Events

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued.

There are no subsequent events to disclose.

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

Results of Operations for the three months ended November 30, 2013 and 2012 and for the period from Inception (August 17, 2010) through November 30, 2013.

We have had no revenue for the three months ended November 30, 2013 and November 30, 2012, or for the period from Inception (August 17, 2010) through November 30, 2013. Our total expenses and net loss for the three months ended November 30, 2013 were $60,563. Our expenses during the period consisted of accounting and audit fees of $6,015, loss on foreign exchange, legal fees of $2,139, and transfer and filing fees of $1,061, general and administrative expenses of $1,077, management fees of $48,900 and amortization of website $1,371. By comparison, our total expenses and net loss for the three months ended November 30, 2012 were $69,454. Our expenses for the period consisted of audit and accounting fees of $9,476, a loss on foreign exchange of $54, legal fees of $21,684, general and administrative expenses of $1,558 and $16,000 in management fees and transfer and filing fees of $20,682. Our total expenses and net loss for the period from Inception (August 17, 2010) through November 30, 2013 were $407,315consisting of accountings and audit fees of $70,241, loss on foreign exchange of $790, legal fees of $84,937, transfer and filing fees of $37,077, general and administrative expenses of $49,990, management fees of $125,200, mineral property exploration cost of $14,500, amortization of $4,580 and impairment of mineral property of $20,000.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $693, consisting of cash. Our total current liabilities as of November 30, 2013 were $1,059,664, and consisted of a related party note payable of $20,000, and accounts payable and accrued liabilities of $160,272, note payable of $14,300, accrued interest of $1,456, amount payable to related party for expenses incurred on behalf of the Company and management fees of $147,222 and amount payable to a third party entity against purchase of mining rights $716,414. We had a working capital deficit of $1,058,971 as of November 30, 2013.

Operating activities used $20,001 in net cash during the three months ended November 30, 2013. Operating activities used $19,666 in net cash during the three months ended November 30, 2012. From Inception (August 17, 2010) through November 30, 2013, operating activities used a total of $87,292 in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities generated cash of $0 during the three months ended November 30, 2013, as against $20,000 during the three months ended November 30, 2013 and $134,485 from inception (August 17, 2010) through November 30, 2013. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock.

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

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from options on out property. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Robert Gardner.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Management has confirmed all payments by third parties and provided the necessary information and disclosure to validate and address any weakness in the Company’s internal control over financial reporting and have addressed all material weaknesses.

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
_______________
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

LAREDO RESOURCES, CORP.

Date: January 21, 2014	By:	/s/ Robert Gardner
Robert Gardner
Chief Executive Officer and Chief Financial Officer