Form 10-Q
period 2014-02-28
Laredo Resources Corp.
filed 2014-04-14
CIK 1499871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended February 28, 2014

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to__________

Commission File Number: 000-54577

Laredo Resources Corp.
(Exact name of registrant as specified in its charter)

NV	90-0822497

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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
[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,736,500,000 as of March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-2	Balance Sheets as of February 28, 2014 and August 31, 2013(unaudited);

F-3	Statements of Operations for the three and six months ended February 28, 2014 and 2013 and for the period from Inception (August 17, 2010) to February 28, 2014 (unaudited);

F-4	Statements of Cash Flows for the six months ended February 28, 2014 and 2013 and for the period from Inception (August 17, 2010) to February 28, 2014 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014, are not necessarily indicative of the results that can be expected for the full year.

LAREDO RESOURCES CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 28, 2014

Laredo Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	February 28,	August 31,
	2014	2013
ASSETS
Current Assets
Cash	$4,142	$692
Prepaid Expense	-	1,000
Total Current Assets	4,142	1,692
Property option	849,650	-
Intangible asset, net of accumulated amortization of $5,936 and $3,209, respectively	10,564	13,291

TOTAL ASSETS	$864,356	$14,983

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$140,012	$123,400
Advances from related party	166,122	105,901
Advances for property option	831,105	-
Note payable	83,947	-
Note payable, related party	7,500	20,000
Accrued interest, related party	-	1,156
Total Current Liabilities	1,228,686	250,457

Stockholders' Deficit
Series A convertible preferred stock: $.001 par value, 100 shares authorized, none issued or outstanding	-	-
Series B preferred stock: $.001 par value, 10,000,000 shares authorized, 100,000 issued and outstanding	100	-
Series C convertible preferred stock: $.0001 par value, 10,000,000 shares authorized, 6,538issued and outstanding	1	-
Series D preferred stock: $.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock: $.00001 par value, 1,969,999,900 shares authorized , 1,736,500,000 and 178,500,000 shares issued and outstanding	17,365	1,785
Additional paid in capital	2,343,,320	269,601
Deficit accumulated during the exploration stage	(2,722,206)	(506,860)
Total Stockholders' Deficit	(364,330)	(235,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$864,356	$14,983

The accompanying notes that are an integral part of these financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception
					(August 17,
	Three Months Ended		Six Months Ended		2010) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Revenue	-	-	-	-	-

Operating expenses
Amortization expense	$1,356	$-	$2,727	$-	$5,936
Accounting and audit	5,219	6,024	11,234	15,500	75,460
Foreign exchange (gain) loss	-	(2,381)	-	(2,327)	790
Legal and professional fees	4,567	9,135	6,706	30,819	89,504
General and administrative expenses	527	2,265	1,604	3,823	50,517
Mineral property and exploration costs	-	-	-	-	14,500
Transfer and filing fees	3,825	2,054	4,886	22,736	40,902
Management fees	48,900	22,080	97,800	38,080	174,100
Stock compensation	2,044,800	-	2,044,800	-	2,044,800
Impairment of property option	-	-	-	-	20,000
Operating loss before interest expense	2,109,194	39,177	2,169,757	108,631	2,516,509

Other Income (Expense)
Forgiveness of debt	-	-	-	-	10,000
Interest expense	(19,599)	(296)	(48,499)	(697)	(68,092)

Net loss	$(2,128,793)	$(39,473)	$(2,218,256)	$(109,328)	$(2,574,601)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	700,322,222	178,500,000	700,322,222	178,500,000

The accompanying notes that are an integral part of these financial statements.

Laredo Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception
			(August 17
	Six Months Ended		2010) to
	February 28,	February 28,	February 28,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,218,256)	$(109,328)	$(2,574,601)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	-	25	1,822
Gain on debt	-	-	(10,000)
Interest and amortization of beneficial conversion feature	48,499	672	48,499
Write off of property option	-	-	20,000
Amortization expense	2,727	-	5,936
Stock-based compensation	2,044,800	-	2,044,800
Changes in operating assets and liabilities:
Prepaid expenses	1,000	-	-
Accrued interest, related party	-	-	5,270
Accounts payables and accrued liabilities	(2,987)	89,026	120,862
Accounts payable, related party	-	-	105,902
Net cash used in operating activities	(124,217)	(19,605)	(231,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property option	(20,000)	-	(20,000)
Acquisition of intangibles	-	-	(26,500)
Net Cash Used in Investing Activities	(20,000)	-	(46,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital stock issued	3,500	-	31,485
Note payable	83,947	-	83,947
Note payable, related party	60,220	20,000	166,720
Net Cash Provided by Financing Activates	147,667	20,000	282,152

Net change in cash and cash equivalents	3,450	395	4,142
Cash and cash equivalents, beginning of period	692	368	-
Cash and cash equivalents, end of period	$4,142	763	4,142

Non-cash transactions:
Accrual of mineral property	$-	$-	$10,000
Accounts payable settled in connection with sale of subsidiary	$-	$-	$450
Accrued interest, related party, settled in connection with sale of subsidiary	$-	$-	$4,114
Note payable, related party, settled in connection with sale of subsidiary	$-	$-	$86,500
Issuance of shares for debt	$26,800	$-	$14,500
Gain from foreign exchange	$-	$2,381	$2,324
Payments made on behalf of the Company for property option	$829,650	$-	$829,650

The accompanying notes that are an integral part of these financial statements.

LAREDO RESOURCES CORP.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
February 28, 2014

Note 1 - Basis of Presentation

While the information presented in the accompanying February 28, 2014 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s August 31, 2013 audited financial statements (notes thereto) included in the Company’s Annual Report Form 10-K.

Operating results for the six months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the year ending August 31, 2014.

Note 2 - Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on August 17, 2010. The Company’s year end is August 31.

The Company intends to focus on mineral exploration in the USA.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $2,574,601since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

These financial statements include the accounts of the Company and LRE Exploration LLC. (“LRE”), until LRE was disposed of by sale to the former president on September 10, 2012. Accordingly, the balance sheets, statements of operations and cash flows presented include the results of LRE from August 31, 2010 to September 10, 2012, and the balance sheet presented at February 28, 2014 and August 31, 2013, is solely that of Laredo Resources Corp. All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company. All losses accumulated since inception is considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

 Intangible Asset

The Company has applied the provision of ASC topic 350 - Intangible - goodwill and other, in accounting for its intangible asset. The intangible asset is being amortized by the straight line method on the basis of a useful life of 3 years. The intangible asset consists of website development costs. The balance at February 28, 2014 and August 31, 2013 was $10,564 and 13,291 net of accumulated amortization of $5,936 and 3,209. Amortization expense for the three months and six month periods ended February 28, 2014 and 2013 are $1,371 and $- and $2,727 and $- respectively.

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

As per the September 6th, 2013, Memorializing Agreement, Laredo negotiated the property title rights to the Pony Mountain Gold Property via a third party, through the securitization of the third party's payments with Laredo Series C convertible preferred stock. Each share of Series C convertible preferred stock accounts for $2.50 of value paid by the third party. As of November 30, 2013, the third party had paid $716,414 on behalf of Laredo which caused Laredo to issue 286,566 shares of Series C preferred stock. These shares are held as collateral and only the company can release the shares to the third party. See Note 7 for details. The total purchase price for these rights is $3,000,000. However, the Company does not have title to the property and, therefore, has only recorded payments made through February 28,2014 toward the total purchase price in the financial statements. To date the third party has paid $849,650 on behalf of Laredo Resources Inc toward the Pony Mountain Property.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of February 28, 2014 the Company has determined no provision for ARO’s is required.

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As there is no common stock equivalents outstanding, diluted and basic loss per share are the same.

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

Note 5 - Related Party Transactions

During the quarter ended February 28, 2014, the Company retired $12,500 portion of a $20,000 note owed to the Company's CEO in exchange for 1.25 billion restricted common shares of the Company's common stock. The shares were valued at par ($0.00001/share) and all accrued interest in the amount of $1,455 relating to this note was forgiven. . The remaining $7,500 balance bears no interest and is due within one year. See Note 7 for details

On December 16, 2013 Laredo Resources Corp. entered into a one year consulting agreement with Olie Inc. in exchange for $250,000. Olie Inc. accepted 2,500 shares of Laredo's Series B preferred shares as consideration. Robert Gardner, CEO of Laredo is the sole officer and shareholder of Olie Inc.

Note 6 - Notes Payable

As of February 28, 2014, the Company owes $83,947 to third parties. $39,776 of this amount is non-interest bearing and due on demand. The remaining $44,171 portion is non-interest bearing and is due on February 28, 2015..

Note 7 - Advance for Mineral Property Option

On April 4th, 2013, a third party paid $20,000 on behalf of Laredo towards the property title rights to the Pony Mountain Gold Property. There are no terms of repayment and bears no interest, this amount is reflected in the account payable.

As per the September 6th, 2013, Memorializing Agreement, Laredo negotiated the property title rights to the Pony Mountain Gold Property via a third party, Magna Manage Ltd. (Magna); as of February 28, 2014, Magna has paid $829,650 on behalf of Laredo. This amount bears a 10% interest and is due within one year. The total purchase price for these rights is $3,000,000. However, the Company does not have title to the property and, therefore, has only recorded payments made through February 28, 2014 toward the total purchase price in the financial statements.

Note 8 - Capital Stock

The Company has the following Capital Stock Authorized

Series	Number of	Par Value
	Authorized Shares

Common Stock	1,969,999,900	$0.00001
Convertible Preferred Stock A	100	$0.001
Preferred Stock B	10,000,000	$0.001
Convertible Preferred Stock C	10,000,000	$0.0001
Preferred Stock D	10,000,000	$.001

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

During the quarter ended November 30, 2013, the Company changed the number of authorized shares of common stock to 1,969,999,900 and changed the par value from $0.001 to $0.00001. All disclosures have been restated to reflect the change in par value.

During the quarter ending February 28, 2014, the Company issued 308,000,000 common shares to various consultants for consulting services rendered. These shares were valued at the fair market trading value, in the amount of $1,794,800 at the date of grant.

During the quarter ending February 28, 2014, Laredo issued 100,000 Series B Preferred shares to Olie Inc. in exchange for a one year, $250,000 consulting contract.

During the quarter ending February 28, 2014, Laredo issued 5,138 Series C Preferred were issued in exchanged for outstanding convertible debt totalling $12,845.

During the current quarter Laredo issued 1.25 billion restricted common shares to its CEO in exchange for $12,500. The shares were valued at $0.0001 par value. $12,500. At the time of the issuance the these shares accounted for 87.5% of total shares issued and outstanding.

During the quarter ending February 28, 2014 the Company issued 1,400 Series C Preferred shares in exchange for $3,500 of third party cash. Each preferred share was priced at $2.50.

Note 9 - Subsequent Events

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued.

On March 11, 2014 the Company changed the par value of Series B and C of preferred share to $0.00001. Additionally, Series B preferred shares were given convertibility feature in the form of 1 preferred for 100,000 Laredo's common shares.

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

Results of Operations for the three and six months ended February 28, 2014 and 2013 and for the period from Inception (August 17, 2010) through February 28, 2014.

Revenues

We have had no revenue for the three and six months ended February 28, 2014 and February 28, 2013, or for the period from Inception (August 17, 2010) through February 28, 2014.

Operating Expense

Total Operating Expenses. Total operating expenses for the three months and six month ended February 28, 2014 and 2013 were $2,109,194, $39,177, $2,169,757 and $108,631 respectively. Total operating expenses to date since inception has been $2,516,509. These expenses consisted of stock compensation, legal and professional fees, management fees, general and administrative expenses, and amortization of website. The large increase in operating expense was primarily due to issuance of shares for consulting fees to assist in implementing our business plan. Furthermore, other expenses for the three months and six month ended February 28, 2014 and 2013 were $19,599, $296, $48,499 and$697. These expenses were the result of interest on debt and gain/loss on conversion of debt.

Liquidity and Capital Resources

As of February 28, 2014, we had total current assets of $4,142, consisting of cash. Our total current liabilities as of February 28, 2014 were $1,228,686, and consisted of a related party note payable, and accounts payable and accrued liabilities, note payable, accrued interest, amount payable to related party for expenses incurred on behalf of the Company, and amount payable to a third party entity against purchase of mining rights. We had a working capital deficit of $1,224,544as of February 28, 2014.,

Operating activities used $63,997 in net cash during the six months ended February 28, 2014. Operating activities used $124,217in net cash during the six months ended February 28, 2013. From Inception (August 17, 2010) through February 28, 2014, operating activities used a total of $231,510in net cash. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities used cash of $147,667during the six months ended February 28, 2014, as against $0 during the six months ended February 28, 2013 and $282,152from inception (August 17, 2010) through February 28, 2014. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock. Investing activities used cash of $20,000 during the three six ended February 28, 2014, as against $0 during the six months ended February 28, 2013 and $46,500 from inception (August 17, 2010) through February 28, 2014. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock.

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

Off Balance Sheet Arrangements

As of February 28, 2014 there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 28, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Robert Gardner.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Management has confirmed all payments by third parties and provided the necessary information and disclosure to validate and address any weakness in the Company’s internal control over financial reporting and have addressed all material weaknesses.

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

______________________
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

LAREDO RESOURCES, CORP.

Date: April 14, 2014	By:	/s/ Robert Gardner
Robert Gardner
Chief Executive Officer and Chief Financial
Officer