Form 10-Q
period 2014-05-31
Laredo Resources Corp.
filed 2014-07-21
CIK 1499871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes[ x ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,128,500,000 as of May 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-2	Balance Sheets as of May 31, 2014 and August 31, 2013 (unaudited);
F-3	Statements of Operations for the three and nine months ended May 31, 2014 and 2013 (unaudited);
F-4	Statements of Cash Flows for the nine months ended May 31, 2014 and 2013 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014, are not necessarily indicative of the results that can be expected for the full year.

Laredo Resources Corp.
Balance Sheets
(Unaudited)

	May 31,	August 31,
	2014	2013

ASSETS
Current Assets
Cash	$50,314	$692
Prepaid Expense	-	1,000
Total Current Assets	50,314	1,692
Property option	47,600	-
Intangible asset, net of accumulated amortization of $7,322 and $3,209, respectively	9,178	13,291

TOTAL ASSETS	$107,092	$14,983

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$167,251	$123,400
Advances from related party	185,022	105,901
Note payable	122,201	-
Note payable, related party	7,500	20,000
Accrued interest, related party	-	1,156
Total Current Liabilities	481,974	250,457

Stockholders' Deficit
Series A convertible preferred stock: $.001 par value, 100 shares authorized, none issued or outstanding	-	-
Series B preferred stock: $.00001 par value, 10,000,000 shares authorized, 118,283 issued and outstanding	1	-
Series C convertible preferred stock: $.00001 par value, 10,000,000 shares authorized, 45,138 issued and outstanding	1	-
Series D preferred stock: $.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock: $.00001 par value, 3,000,000,000 shares authorized , 2,128,500,000 and 178,500,000 shares issued and outstanding	21,285	1,785
Additional paid in capital	418,700	269,601
Deficit accumulated	(814,869)	(506,860)
Total Stockholders' Deficit	(374,882)	(235,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,092	$14,983

The accompanying notes that are an integral part of these financial statements.

Laredo Resources Corp.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Revenue	-	-	-	-

Operating expenses
Amortization expense	$1,386	$1,823	$4,113	$1,823
Accounting and audit	3,500	6,084	14,734	21,242
Foreign exchange (gain) loss	-	3	-	(2,324)
Legal and professional fees	3,215	4,569	9,921	35,388
General and administrative expenses	1,507	53,939	3,111	30,342
Mineral property and exploration costs	-	30,000	-	95,842
Transfer and filing fees	9,887	3,458	14,773	26,194
Management fees	58,900	-	156,700
Stock compensation	27,980	-	32,983	-
Operating loss before interest expense	(106,375)	(99,876)	(236,335)	(208,507)

Other Income(Expense)
Forgiveness of debt	-	-	17,344	-
Interest expense	(28,657)	(300)	(77,156)	(997)

Net loss	$(135,032)	$(100,176)	$(296,147)	$(209,504)

Preferred stock dividend	(11,862)	-	(11,862)	-

Net loss attributable to common shareholders	$(146,894)	$(100,176)	$(308,009)	$(209,504)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	700,322,222	178,500,000	700,322,222	178,500,000

The accompanying notes that are an integral part of these financial statements.

Laredo Resources Corp.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(296,147)	$(209,504)
Adjustments to reconcile net loss to net cash used by operating activities
Non cash interest expense - capital contribution	-	25
Amortization expense	4,113	1,823
Stock-based compensation	32,983	-
Gain on settlement of debt	(17,344)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,000	-
Accrued interest, related party	-	972
Accounts payables and accrued liabilities	71,295	137,143
Accounts payable, related party	-	66,436
Net cash used in operating activities	(204,100)	(3,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property option	(47,600)	-
Website development	-	(16,500)
Net cash used in investing activities	(47,600)	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock	100,000	-
Proceeds from note payable	122,201	-
Proceeds from advances, related party	79,121	20,000
Net Cash Provided by Financing Activates	301,322	20,000

Net change in cash and cash equivalents	49,622	395
Cash and cash equivalents, beginning of period	692	368
Cash and cash equivalents, end of period	$50,314	763

Non-cash transactions:
Issuance of common shares for debt	$12,500	$-
Issuance of preferred shares for debt	$25,689	-
Gain from foreign exchange	$-	$2,381
Property option payment in accounts payable	$20,000	-
Preferred stock dividend	$11,862	-
Capital Contribution	$2,911	-

The accompanying notes that are an integral part of these financial statements.

LAREDO RESOURCES CORP.
Notes to Unaudited Financial Statements
May 31, 2014

Note 1 - Basis of Presentation

While the information presented in the accompanying May 31, 2014 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s August 31, 2013 audited financial statements (notes thereto) included in the Company’s Annual Report Form 10-K. Operating results for the nine months ended May 31, 2014 are not necessarily indicative of the results that can be expected for the year ending August 31, 2014.

In the quarter ending May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Note 2 - Nature of Operations and Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $814,869 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of May 31, 2014 the Company has determined no provision for ARO’s is required.

Note 4 - Related Party Transactions

During the quarter ended May 31, 2014, the Company retired $12,500 portion of a $20,000 note owed to the Company's CEO in exchange for 1.25 billion common shares which had a fair value of $12,500. Additionally, accrued interest of $2,911 relating to this note was forgiven. The remaining $7,500 balance bears no interest and is due within one year.

On December 16, 2013, Laredo Resources Corp. entered into a one year consulting agreement with Olie Inc. in exchange for 100,000 shares of Laredo’s Series B preferred shares with a fair value of $21,613. Robert Gardner, CEO of Laredo is the sole officer and majority shareholder of Olie Inc.

During the nine months ended May 31, 2014, the company was advanced $79,121 from the Company’s CEO. Additionally, the CEO performed management services for the company in the amount of $56,700.

Note 5 - Notes Payable

As of May 31, 2014, the Company owes $122,201 to third parties. $48,030 of this amount is non-interest bearing and due on demand. The remaining $74,271 portion is non-interest bearing and is due on May 31, 2015.

Note 6 - Advance for Mineral Property Option

On September 6, 2013, Laredo bought the mineral rights to the Pony Mountain Gold Property from a third party, Magna Management Ltd. During the quarter ending May 31, 2014, the Company paid $47,600 to Magna Management Ltd. The total purchase price for these rights is $3,000,000. However, the Company does not have title to the property and, therefore, has only recorded payments made through May 31, 2014 toward the total purchase price in the financial statements.

Note 7 - Capital Stock

Each share of Series A preferred stock is convertible into the number of shares of common stock equal to four times the sum of all shares of common stock issued and outstanding plus all shares of Series B, C and D preferred stock issued and outstanding divided by the number of shares of Series A preferred stock issued and outstanding at the time of conversion. There are no Series A or D shares issued or outstanding.

Each share of Series B and C preferred stock is convertible into 100,000 common shares. Shares of Series B and C preferred stock may not be converted into shares of common stock for a period of twelve months from each issuance. The holders of Series C preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. The company estimated the fair value of preferred stock and common stock using an enterprise valuation model based on current selling prices of comparable non-operating public shell companies.

During the past 9 months:

Laredo changed the number of authorized shares of common stock to 3,000,000,000 and changed the par value from $0.001 to $0.00001. All disclosures have been restated to reflect the change in par value.

Laredo issued 700,000,000 common shares to various consultants for services rendered. These shares were valued at the fair market trading value, in the amount of $11,369 at each date of grant.

Laredo issued 100,000 Series B Preferred shares to Olie Inc. with a fair market price of $21,613 in exchange for a one year consulting contract.

Laredo issued 5,138 Series C Preferred were issued in exchanged for outstanding debt and accrued interest of $25,689. The common shares had a fair value of $8,345 and the difference was recorded as a gain on settlement of debt.

Laredo issued 1.25 billion common shares to its CEO in payment for $12,500 debt. The shares had a fair market value of $12,500.

Laredo issued 40,000 Series C Preferred shares in exchange for $100,000 of third party cash. Each preferred share was priced at $2.50.

On April 19, 2014 Laredo Resources declared a stock dividend of 1 restricted Series B Preferred Share per every 100,000 common shares held as of record date April 19, 2014 and payable on May 6, 2014. No partial shares were granted. The preferred shares had a fair value of $11,862 at the date of grant.

Note 8 - Subsequent Events

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued.

On July 2, 2014 De Joya Griffith, LLC ("De Joya") officially resigned as the Company's independent registered public accounting firm effective immediately. Laredo Resources Corp. engaged MaloneBaily, LLP as the Company's independent registered public accounting firm for the year ended August 31, 2014, to be effective immediately as of July 2, 2014.

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

Results of Operations for the three and six months ended May 31, 2014 and 2013 and for the period from Inception (August 17, 2010) through May 31, 2014.

Revenues

We have had no revenue for the three and nine months ended May 31, 2014 and May 31, 2013.

Operating Expense

Total Operating Expenses. Total operating expenses for the three months and nine month ended May 31, 2014 and 2013 were $106,375, $99,876, $236,335 and $208,507 respectively. These expenses consisted of stock compensation, legal and professional fees, management fees, general and administrative expenses, and amortization of website. The large increase in operating expense was primarily due to issuance of shares for consulting fees to assist in implementing our business plan.

Furthermore, other expenses for the three months and nine month ended May 31, 2014 and 2013 were $28,657, $300, $59,812 and$997. These expenses were the result of interest on debt and gain on conversion of debt.

Liquidity and Capital Resources

As of May 31, 2014, we had total current assets of $107,092, consisting of $50,314 in cash and $47,600 of a property option. Our total current liabilities as of May 31, 2014 were $481,974, and consisted of a related party note payable, and accounts payable and accrued liabilities, note payable, accrued interest, amount payable to related party for expenses incurred on behalf of the Company, and amount payable to a third party entity against purchase of mining rights. We had a working capital deficit of $384,060 as of May 31, 2014.

Operating activities used $204,100 in net cash during the nine months ended May 31, 2014. Operating activities used $3,105 in net cash during the nine months ended May 31, 2013. Our net losses during these periods were the primary negative components of our operating cash flows. Financing activities generated cash of $301,322 during the nine months ended May 31, 2014, as against $20,000 during the nine months ended May 31, 2013. The source of this cash was the proceeds of related party notes payable, as well as the sale of capital stock.

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

Off Balance Sheet Arrangements

As of May 31, 2014 there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of May 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Robert Gardner.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

  Lack of proper segregation of duties
  Lack of appropriate accounting policies and related procedures
  Lack of adequate personnel and other resources to assure that significant and complex transactions are timecomplex transactiosn are timely analyzed and reviewed

Limitations on the Effectiveness of Internal Controls

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description of Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

LAREDO RESOURCES, CORP.

Date: July 21, 2014	By:	/s/ Robert Gardner
Robert Gardner
Chief Executive Officer and Chief Financial
Officer